Form 10-Q
period 2024-03-31
Angel Studios, Inc.
filed 2024-06-03
CIK 1671941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-56642

ANGEL STUDIOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5217451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 W Center St., Provo, UT	84601
(Address of principal executive offices)	(Zip Code)

(760) 933-8437

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class
None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class
Class B Common Stock, $0.001 par value Class C Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒
Smaller reporting company	☐	Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of May 31, 2024:

Class A Common Stock: 10,939,165 shares

Class B Common Stock: 3,346,358 shares

Class C Common Stock: 1,260,788 shares

Class F Common Stock: 9,701,272 shares

ANGEL STUDIOS, INC.

FORM 10-Q

March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,044,760	$25,201,425
Accounts receivable, net	15,543,488	24,140,903
Current portion of long-term licensing receivables, net	11,303,343	7,851,505
Physical media inventory	2,859,895	2,843,681
Current portion of notes receivable	760,197	707,508
Prepaid expenses and other	5,692,057	4,316,577
Total current assets	49,203,740	65,061,599

Long-term licensing receivables, net	15,616,738	11,279,260
Property and equipment, net	1,152,283	1,212,056
Notes receivable, net of current portion	4,437,844	4,502,079
Content, net	1,571,625	1,389,588
Intangibles, net	1,968,952	1,987,190
Digital assets	3,006,782	2,961,790
Investments in affiliates	4,512,962	4,503,153
Operating lease right-of-use assets	2,976,866	1,286,237
Other long-term assets	8,493,311	4,075,243
Total assets	$92,941,103	$98,258,195

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,685,056	$3,169,248
Accrued expenses	5,537,375	6,297,230
Current portion of accrued licensing royalties	20,960,858	25,958,085
Notes payable	10,485,214	4,160,277
Current portion of operating lease liabilities	587,805	364,633
Deferred revenue	8,474,979	3,920,648
Current portion of accrued settlement costs	260,229	253,882
Total current liabilities	50,991,516	44,124,003

Accrued settlement costs, net of current portion	4,304,485	4,371,972
Accrued licensing royalties, long-term	9,370,043	9,125,409
Operating lease liabilities, net of current portion	2,432,779	961,151
Total liabilities	$67,098,823	$58,582,535

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 85,000,000 shares authorized; 25,006,286 and 24,991,300 shares issued and outstanding, respectively	$25,006	$24,991
Additional paid-in capital	50,908,243	49,875,530
Noncontrolling interests	(171,869)	(151,670)
Accumulated deficit	(24,919,100)	(10,073,191)
Total stockholders’ equity	25,842,280	39,675,660
Total liabilities and stockholders’ equity	$92,941,103	$98,258,195

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Licensed content and other revenue	$25,270,272	$6,087,858
Pay-it-forward revenue	3,587,934	13,800,875
Total revenue	28,858,206	19,888,733

Operating expenses:
Cost of revenues	13,650,851	9,643,015
Selling and marketing	21,756,313	6,641,654
General and administrative	5,242,437	2,704,015
Research and development	4,365,238	3,050,380
Legal expenses	3,429,187	93,868
Total operating expenses	48,444,026	22,132,932
Operating income (loss)	(19,585,820)	(2,244,199)

Other income (expense):
Interest expense	(571,791)	(117,598)
Interest income	890,260	162,004
Total other expense, net	318,469	44,406
Loss before income tax benefit	(19,267,351)	(2,199,793)
Income tax benefit	(4,403,068)	—
Net loss	$(14,864,283)	$(2,199,793)

Net loss attributable to noncontrolling interests	(20,199)	—
Net loss attributable to controlling interests	$(14,844,084)	$(2,199,793)

Net loss per common share - basic	$(0.594)	$(0.090)
Net loss per common share - diluted	$(0.550)	$(0.084)

Weighted average common shares outstanding - basic	25,000,518	24,519,620
Weighted average common shares outstanding - diluted	27,005,526	26,051,718

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
For the Three Months Ended March 31, 2023	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2022	10,959,165	$10,959	3,348,988	$3,349	52,056	$52	9,912,072	$9,912	$41,215,939	$(19,239,049)	$—	$22,001,162
Stock options exercised	—	—	—	—	—	—	22,587	23	11,795	—	—	11,818
Issuance of Common Stock	—	—	—	—	528,914	529	—	—	7,499,472	—	—	7,500,001
Stock-based compensation expense	—	—	—	—	—	—	—	—	189,341	—	—	189,341
Net loss	—	—	—	—	—	—	—	—	—	(2,199,793)	—	(2,199,793)
Balance as of March 31, 2023	10,959,165	$10,959	3,348,988	$3,349	580,970	$581	9,934,659	$9,935	$48,916,547	$(21,438,842)	$—	$27,502,529

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
For the Three Months Ended March 31, 2024	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2023	10,939,165	$10,939	3,346,358	$3,346	898,316	$899	9,807,461	$9,807	$49,875,530	$(10,073,191)	$(151,670)	$39,675,660
Stock options exercised	—	—	—	—	—	—	18,606	19	71,676	—	—	71,695
Transfer of Common Stock	—	—	—	—	186,168	186	(186,168)	(186)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	—	(3,620)	(4)	(51,328)	—	—	(51,332)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,012,365	—	—	1,012,365
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(1,825)	—	(1,825)
Net loss	—	—	—	—	—	—	—	—	—	(14,844,084)	(20,199)	(14,864,283)
Balance as of March 31, 2024	10,939,165	$10,939	3,346,358	$3,346	1,084,484	$1,085	9,636,279	$9,636	$50,908,243	$(24,919,100)	$(171,869)	$25,842,280

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,864,283)	$(2,199,793)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	269,832	173,064
Amortization of operating lease assets	177,738	163,855
Stock-based compensation expense	1,012,365	189,341
Investments in affiliates gain	(24,843)	(37,907)
Change in deferred income taxes	(4,403,068)	—
Change in operating assets and liabilities:
Accounts receivable	8,597,415	(373,663)
Physical media inventory	(16,214)	(1,323,490)
Prepaid expenses and other current assets	(1,375,480)	(643,180)
Certificate of deposit	—	154,187
Licensing receivables	(7,789,316)	—
Content	(226,972)	(42,932)
Other long-term assets	(15,000)	—
Accounts payable and accrued expenses	755,953	1,860,544
Accrued licensing royalties	(4,752,593)	5,971,725
Operating lease liabilities	(173,567)	(158,282)
Deferred revenue	4,554,331	1,732,013
Net cash and cash equivalents provided by (used in) operating activities	(18,273,702)	5,465,482

Cash flows from investing activities:
Purchases of property and equipment	(146,886)	64,700
Issuance of note receivable	1,239,853	1,432,417
Repayments of note receivable	(1,228,307)	(616,275)
Purchase of digital assets	(44,992)	(3,500)
Investments in affiliates	15,034	(28,758)
Net cash and cash equivalents provided by (used in) investing activities	(165,298)	848,584

Cash flows from financing activities:
Repayment of notes payable	(4,383,501)	(2,000,000)
Receipt of notes payable	10,708,437	—
Repayment of accrued settlement costs	(61,139)	(55,389)
Exercise of stock options	71,695	11,818
Issuance of common stock	—	7,500,001
Repurchase of common stock	(51,332)	—
Net cash and cash equivalents provided by financing activities	6,284,160	5,456,430

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(1,825)	—

Net increase (decrease) in cash and cash equivalents	(12,156,665)	11,770,496

Cash and cash equivalents at beginning of period	25,201,425	10,721,628

Cash and cash equivalents at end of period	$13,044,760	$22,492,124

Supplemental disclosure of cash flow information:
Cash paid for interest	$574,332	$321,397

Supplemental schedule of noncash financing activities
Operating lease right-of-use assets and liabilities	$3,479,630	$2,406,886
Operating lease obligations incurred to obtain operating lease assets	1,868,367	—

See accompanying notes to the condensed consolidated financial statements

Angel Studios, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The financial information presented in these unaudited financial statements is condensed and should be read in conjunction with the entity’s latest annual audited financial statements. Interim disclosures generally do not repeat those in the annual statements.

1.Description of Organization and Summary of Significant Accounting Policies

Organization

The Company comprises Angel Studios, Inc. and its wholly owned subsidiaries Dry Bar Comedy, LLC (a Utah limited liability company organized on January 20, 2017), Angel Studios Licensing, LLC, (a Utah limited liability company organized on September 15, 2020), Angel Studios Production, LLC (a Utah limited liability company organized on July 6, 2021), Angel Studios OF I, LLC, (a Utah limited liability company organized on July 14, 2021), Angel Studios SPV – Cabrini, Inc. (a Delaware Corporation organized on November 1, 2023), Angel Studios BHC, S.A., DE C.V. (an El Salvadoran public limited company organized on July 26, 2023), Angel Studios Licensing B.V., (a Netherlands private limited company organized on September 13, 2023), Angel Studios Distribution Limited (a United Kingdom limited company organized on September 13, 2023), Angel Acceleration Fund Management, LLC (a Delaware limited liability company organized on July 15, 2022), and Angel Acceleration Fund GP, LLC (a Delaware limited liability company organized on June 17, 2022) (collectively, the “Company”). Angel Studios, Inc. was originally organized as a Utah limited liability company on November 13, 2013. On February 7, 2014, the entity converted to a Delaware corporation. The Company’s mission is to share stories with the world that amplify light. This is done by aligning the Company’s interests with those of the creators and the audience and utilizing the wisdom of crowds to help guide decisions on the content that gets created.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three-months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2023 included in the Company’s Registration Statement on Form 10-12G/A.

As comprehensive income equals net income, separate statements of comprehensive income were not included in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Regularly, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

Concentrations of Credit Risk

The Company’s cash is held in non-interest-bearing and interest-bearing accounts in amounts that may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank (SVB) in March 2023, where the Company held a portion of its cash and cash equivalents. The Federal Reserve subsequently announced that account holders would be made whole, and the Company once again received access to all of its cash and cash equivalents. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that the Company may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on the Company’s ability to pay its operational expenses or make other payments, which could adversely affect the business. In order to mitigate this risk, the Company is currently participating in a liquidity management service that divides bank balances among multiple participating banks, offering FDIC insurance coverage beyond the standard limits.

Digital Assets

In 2021, the Company saw a need to further diversify and maximize returns on cash balances that are not required to maintain adequate operating liquidity. As such, the Company implemented a policy that would allow for the investment of a portion of its cash in certain specified alternative reserve assets. Thereafter, the Company invested an aggregate of approximately $10,600,000 in Bitcoin (digital assets) under this policy as of December 31, 2021. The Company believes their bitcoin holdings are highly liquid. However, digital assets may be subject to volatile market prices, which may be unfavorable at the time when the Company wants or needs to liquidate them. The Company will record an impairment of the digital asset during the reporting period if the fair value drops below the cost basis of the digital assets. The Company recorded an insignificant impairment on the digital assets during the three-months ended March 31, 2024, and 2023, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three-months or less to be cash equivalents. As of March 31, 2024, and December 31, 2023, these cash equivalents consisted of treasury securities.

Liquidity

The Company experienced significant cash outflows as a result of large operating losses in the three-months ended March 2024. However, management does not anticipate these large operating losses to continue indefinitely and believes that the Company has sufficient liquidity to meet its obligations as they come due. The Company has access to various sources of funding, including its existing cash reserves, collections on accounts receivable, the ability to sell its digital assets, and access to available credit facilities.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of March 31, 2024, the allowance for doubtful accounts receivable was $353,113. As of December 31, 2023, the Company’s allowance for doubtful accounts receivable was $273,333.

Physical Inventory

Physical inventory consists of Apparel, DVDs, Blu-rays, books, and other merchandise purchased for resale, related to content Angel Studios is distributing. Physical inventory is recorded at average cost. The Company periodically reviews the physical media inventory for excess supply, obsolescence, and valuations above estimated realization amounts, and provides a reserve to cover these items. Management determined that no reserve for physical media inventory was necessary as of March 31, 2024, and December 31, 2023.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated economic useful lives of the assets or over the related lease terms (if shorter) as follows:

Office and computer equipment	3 years
Production equipment	1 year
Leasehold improvements	1 year
Furniture and fixtures	3 years
Warehouse equipment	3 - 5 years
Computer software	2 years

Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in the condensed consolidated statements of operations.

Content

The Company produces content for Dry Bar Comedy shows that are recorded and streamed through various channels. The Company capitalizes costs associated with the production, including development costs, direct costs, and production overhead. The Company amortizes the content assets in cost of revenues on the condensed consolidated statements of operations over the period of use, which we estimate to be 10 years, beginning with the month of first availability. The amortization is calculated using the straight-line method.

Intangible Assets

Intangible assets consist of domain names the company has acquired and are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated economic useful lives of the domain names of approximately 30 years.

Impairment of Long-Lived Assets

No significant write-downs occurred during the three-months ended March 31, 2024, or year ended December 31, 2023.

Investments in Affiliates

Investments in affiliates represent the Company’s investments in noncontrolling interests. The Company’s investments where the Company has significant influence, but does not control, and joint ventures which are variable interest entities (“VIE”) in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying condensed consolidated financial statements. The Company’s investments where the Company has little or no influence and which the Company is not the primary beneficiary, are recorded under the cost method of accounting in the accompanying condensed consolidated financial statements.

Under the equity method, the Company’s investment is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings is recognized based on the Company’s ownership interest in the earnings of the VIE. Under the cost method, the Company’s investment is stated at cost and will be reduced by any distributions received.

Notes Receivable

The Company enters into various notes receivable with filmmakers for marketing and other purposes. The Company records its notes receivable based on actual amounts loaned or paid for on behalf of the filmmaker. The Company also has a note receivable from the disposition of a business in 2021. The Company establishes specific reserves for those customer accounts identified with collection problems due to insolvency or other issues. The Company’s notes receivable are considered past due when payment has not been received within 30 days of the due date. The amounts of the specific reserves are estimated by management based on various assumptions including the customer’s financial position, age of the receivables, and changes in payment schedules and histories.

Note receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0 as of March 31, 2024, and December 31, 2023.

Other Long-Term Assets

Other long-term assets mainly consist of security deposits, that will be held for longer than one year and are recorded at fair value when paid, and deferred tax assets. Any impairment in the other long-term assets will be recognized on the condensed consolidated statement of operations.

Accrued Expenses

Accrued expenses represent liabilities for goods or services received by the company as of the reporting date but for which invoices have not been received or processed. These expenses are recognized when all of the following conditions are met: there is a present obligation resulting from a past event (i.e., goods or services have been received), it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and the amount of the obligation can be reliably measured.

Accrued expenses are recognized and measured based on the best estimate of the amount owed at the reporting date. Estimates are based on available information and historical experience, taking into consideration any known uncertainties. Where necessary, accruals are adjusted in subsequent periods to reflect changes in circumstances or estimates.

Accrued Licensing Royalties

Accrued licensing royalties represent amounts owed by the Company to filmmakers based on the contractual terms agreed upon with the filmmaker. Estimates are made based on available information and historical experience, taking into consideration any known uncertainties. Where necessary, accruals are adjusted in subsequent periods to reflect changes in circumstances or estimates.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products or services. The Company applies the following five steps: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to performance obligations in the contract; and 5) Recognize revenue when or as the Company satisfies a performance obligation. The following components represent the most significant portions of revenue being recognized:

Digital and Physical Media Revenue

The Company has partnered with creators to distribute the creators’ licensed original content and related merchandise. Physical media represents apparel, DVDs, Blu-rays, books, and other intellectual property. Digital delivery represents streaming-based delivery of content via the Company’s platforms. Revenue is recognized as products are delivered upon streaming, or upon shipment of physical media. Digital and physical media revenue is recognized at a point in time – when streamed digitally, or when physically shipped. Physical media revenue for the three-months ended March 31, 2024, and 2023, was $1,867,192 and $3,378,529, respectively. Digital media revenue for the three-months ended March 31, 2024, and 2023, was $592,290 and $153,457, respectively.

Pay-it-forward Revenue

Pay-it-forward revenue consists of payments made from customers who want to keep the Company’s content free to general users and help create future episodes and seasons of their favorite shows. Pay-it-forward revenues are reported as pay-it-forward revenue in the condensed consolidated statements of operations in accordance with ASC Topic 958, Not-for-Profit Entities. Pay-it-forward revenue (excluding theatrical pay-it-forward receipts) for the three-months ended March 31, 2024, and 2023, was $3,587,934 and $13,800,875, respectively.

The Company also collects pay-it-forward payments for the Company’s upcoming or current theatrical releases. These collections are used to offset the cost the Company incurs to purchase free or discounted tickets, (“ticket redemption expenses”), for people who may not have otherwise been able to watch the film. If total theatrical pay-it-forward payments are in excess of total ticket redemption expenses, the excess amount will initially be included on the Company’s financial statements as deferred revenue. Deferred revenue will be recognized as pay-it-forward revenue during a reporting period if future ticket redemption expenses are expected to be less than the deferred revenue balance. During the three-months ended March 31, 2024, and 2023, the Company recognized no pay-it-forward revenue specific to theatrical releases. As of March 31, 2024, and December 31, 2023, the Company had $862,633 and $850,225, respectively, of deferred revenue related to pay-it-forward specific to theatrical release. This is expected to be redeemed with free or discounted tickets or recognized as revenue during the next 12 months.

Angel Guild Revenue

The Angel Guild is a membership that gives certain benefits, such as early access to certain content or the ability to vote on future content, to paying members. Members have the option to pay either on a monthly or annual basis and payments for memberships are initially recorded as deferred revenue. Revenue is recognized on a straight-line basis over the subscription period. Angel Guild revenue for the three-months ended March 31, 2024, and 2023, was $4,662,313 and $0, respectively. As of March 31, 2024, and December 31, 2023, the Company had $5,516,346 and $2,382,251, respectively, of deferred revenue related to Angel Guild revenue. This is expected to be recognized as revenue during the next 12 months.

Theatrical Release Revenue

Prior to the digital release of licensed content, the Company might provide the option to release content as part of a theatrical release. Revenue from these events is recognized at a point in time – when the theatrical showing takes place. The Company will negotiate the terms of the theatrical distribution window (ranging from a few weeks to a few months), profit sharing percentage, and collection terms with the theater owners prior to the release. Theatrical release revenue fluctuates depending on the timing and scale of theatrical showings. Theatrical release revenue for the three-months ended March 31, 2024, and 2023, was $8,384,643 and $908,654, respectively.

Content Licensing

Our content licensing arrangements include fixed fee and minimum guarantee arrangements, and sales or usage based royalties. Our fixed fee or minimum guarantee licensing arrangements may, in some cases, include multiple titles, multiple license periods (windows), rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

Sales or usage based royalties represent amounts due to us based on the “sale” or “usage” of our content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when we license completed content (with standalone functionality, such as a movie, or television show), our performance obligation will be satisfied prior to the sale or usage. The actual amounts due to us under these arrangements are typically not reported to us until several months after the close of the reporting period. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from our customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While we believe these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than our estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the March 31, 2024 and 2023 periods have been immaterial.

For certain multi-year licensing arrangements, payments may be due over a longer period. When the Company expects the period between fulfillment of its performance obligation and the receipt of payment to be greater than a year, a significant financing component is present. In these cases, such payments are discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, the Company expects the period between fulfillment of the performance obligation and subsequent payment to be one year or less.

Content licensing arrangements can last between several months to up to 10 years. The typical period ranges around 3 years.

Content licensing revenue for the three-months ended March 31, 2024, and 2023, was $9,472,736 and $1,545,144, respectively. As of March 31, 2024, and December 31, 2023, the Company had $72,760 and $71,658, respectively, of deferred revenue related to content licensing. This is expected to be recognized as revenue during the next 12 months.

Other Revenue

Other revenue consists of tickets to Dry Bar Comedy shows and other events, concession sales, general and administrative management fees, and in-app advertising. Other revenue is recognized when the services are performed or when the event takes place. Other revenue for the three-months ended March 31, 2024, and 2023, was $291,098 and $102,074, respectively.

Cost of Revenues

Cost of revenues represents the direct costs incurred by the Company in generating its revenue. These costs include expenses directly associated with the goods or services sold during the reporting period. Cost of revenues is recognized in the condensed consolidated statement of operations in the period in which the related revenue is recognized, following the matching principle.

Components of cost of revenues include licensing royalty expense, film delivery costs, hosting, merchandise costs, credit card fees, freight and shipping costs, and costs of services provided.

Selling and Marketing Expenses

Selling and marketing expenses represent costs incurred by the Company in promoting and selling its products or services. These expenses are recognized in the statement of operations in the period in which they are incurred. Selling and marketing expenses fluctuate depending on the timing, nature and scale of events, most notably theatrical releases.

Components of selling and marketing expenses include advertising and promotional activities, salaries and benefits for sales and marketing personnel, travel and entertainment expenses related to sales and marketing activities, and costs of marketing materials. It also includes costs incurred by the Company to purchase movie tickets for giving away, which costs are offset by the pay-it-forward receipts the Company receives from customers who pay-it-forward for others to see the show. The total amount of pay-it-forward receipts that were offset against selling and marketing costs during the three-months ended March 31, 2024, and 2023 was $1,122,830 and $0, respectively.

General and Administrative Expenses

General and administrative expenses represent costs incurred by the Company that are not directly attributable to the production of goods or services. These expenses include, but are not limited to, salaries and benefits of administrative staff, office rent, utilities, office supplies, insurance, legal fees, and other overhead costs necessary to support the operations of the business.

General and administrative expenses are recognized in the condensed consolidated statement of operations in the period in which they are incurred. Expenses are measured at the fair value of the consideration given in exchange for goods or services received.

Research and Development Expenses

Research and development expenses consist primarily of payroll, software, and other related expenses for research and development personnel responsible for making improvements to the Company’s service offerings, including testing, and maintaining and modifying the user interface and infrastructure. These expenses are recognized in the condensed consolidated statement of operations in the period in which they are incurred.

Stock-Based Compensation

Stock-based payments made to employees, including grants of employee stock options, are measured using a fair value-based method. The related expense is recorded in the statements of operations over the period of service.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax bases of assets and liabilities. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions.

Prepaid Expenses

The Company incurs costs for goods or services that will be consumed in future accounting periods. These expenses are paid in advance before the corresponding benefits are received, and they are initially recorded as assets on the condensed consolidated balance sheet. As the benefits are consumed or utilized, the prepaid assets are recognized as expenses on the condensed consolidated statement of operations.

Operating Leases

The Company leases several office spaces which are accounted for as operating leases. Lease payments are due monthly and are based on the fixed terms of the leases. The lease terms expire at various dates through 2029 and provide for renewal options ranging from one year to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The Company determines if an arrangement is a lease at its inception. A rate implicit in the lease when readily determinable is used in arriving at the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement date for all of its leases. Lease expense for operating leases is recognized on a straight-line basis.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This standard provides accounting and disclosure guidance for crypto assets that meet the definition of an intangible asset and certain other criteria. In-scope assets are subsequently measured at fair value with changes recorded in the condensed consolidated statement of operations. The standard requires separate presentation of (1) in-scope crypto assets from other intangible assets and (2) changes in the fair value of those crypto assets. Disclosure of significant crypto asset holdings and an annual reconciliation of the beginning and ending balances of crypto assets are also required. This ASU becomes effective for annual periods beginning in 2025, including interim periods, with early adoption permitted. The Company is assessing the impact of this ASU and whether or not to early adopt this new standard.

2.Accrued Settlement Costs

In September 2020, the Company recorded an expense on the condensed consolidated statements of operations and an accrued settlement cost on the condensed consolidated balance sheets of $5,297,359 because of a settlement from the chapter 11 bankruptcy case that was filed on October 18, 2017. The total amount due from litigation and the resulting bankruptcy case was $62,461,456 (the Settlement Note), however, as part of the settlement agreement, it was agreed that the $62,461,456 will be lowered to $9,900,000, payable over 14 years without interest, as long as the Company makes timely payments and there is no breach or violation of the settlement agreement that remains uncured. As a result of this settlement, and the Company’s plans to not break or violate the settlement agreement, the Company recorded an expense of $5,297,359 during the year ended December 31, 2020. The Company recorded the present value of $9,900,000 with an imputed interest rate of 10%. Payments of $176,786 are due quarterly. As of March 31, 2024, and December 31, 2023, the outstanding balance on the condensed consolidated balance sheets is $4,564,714 and $4,625,854, respectively, and all payments are current.

Because the Company had no uncured payment faults and did not default on its settlement promises through the date of this filing, the Company maintains the option to pay the remaining balance on the note, less a discount of $2,100,000. The Company can elect to extend this option through October 2025.

3.Notes Receivable

On March 1, 2021, the Company entered into an agreement to sell substantially all the assets and liabilities of the Company’s content filtering service. As part of this transaction, the Company paid cash to the buyer to provide liquidity to the business and the buyer entered into a note with the Company and is required to pay $9,900,000 over 14 years, or $7,800,000 if paid within 5 years. If the buyer defaults under any of its obligations under the agreement, they will be required to transfer and assign all assets and liabilities back to the Company for no consideration. As of March 31, 2024, and December 31, 2023, the outstanding balance on the condensed consolidated balance sheets is $ 4,685,534 and $4,743,727, respectively.

In addition to the notes receivable from the sale of the filtering business, the Company enters into various notes receivables with filmmakers (the “filmmaker notes receivable”) for marketing and other purposes. The terms of these agreements are generally less than one year and non-interest bearing. The total amount of filmmaker notes receivable as of March 31, 2024, and December 31, 2023, was $512,507 and $465,860, respectively, which is included in current portion of notes receivable, on the condensed consolidated balance sheets.

4.Notes Payable

In November 2022, the Company entered into a print and advertising (“P&A”) loan agreement where the Company could draw up to $5,000,000 related to print and advertising expenses incurred during the theatrical release of specific content. The maturity date of the note was March 31, 2023, and was payable along with a 10% coupon on the aggregate amount drawn. The loan principal and all outstanding interest were paid in full in March 2023.

During 2023, the Company entered into several rounds of P&A expense raises with institutional investors, in anticipation of the release of several different films, in exchange for revenue participation rights of the films. The revenue participation rights allow each institutional investor the right to receive an amount not to exceed 110% (initial investment plus a 10% return) of their invested amount. The institutional investors have first priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims from the film are paid. The money raised was approximately $20,985,000 and recorded as notes payable and the 10% return was accrued over the term of the notes and recorded as interest expense on the condensed consolidated statements of operations. The payback dates were based on the timing of cash collections from the various theatrical runs of the films. There were no issuance costs related to these raises. As of December 31, 2023, $17,000,000 of the notes and $1,700,000 in related interest had been repaid, with the remaining amount repaid in February 2024.

5.Commitments and Contingencies

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. The Company has received, and may in the future continue to receive, claims from third parties.

Litigation is necessary to defend the Company. The results of any current or future complex litigation matters cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact because of defense and settlement costs, distraction of management and resources, and other factors. Additionally, these matters may change in the future as the litigation and factual discovery unfolds. Legal fees are expensed as incurred. Insurance recoveries associated with legal costs incurred are recorded when they are received.

The Company assesses whether there is a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred (a Material Loss). If there is a reasonable possibility that a Material Loss may be incurred, the Company discloses an estimate or range of the amount of loss, either individually or in the aggregate, or discloses that an estimate of loss cannot be made. If a Material Loss occurs due to an unfavorable outcome in any legal matter, this may have an adverse effect on the condensed consolidated financial position, results of operations, and liquidity of the Company. The Company records a provision for each liability when determined to be probable, and the amount of the loss may be reasonably estimated. These provisions are reviewed annually and adjusted as additional information becomes available. The Company is involved in legal proceedings from time to time arising in the normal course of business. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s condensed consolidated financial position, results from operations or liquidity. The actual amounts from the resolution of these matters could vary from management’s estimate.

Royalty Arrangements

The Company enters into various licensing arrangements with filmmakers. The royalties on these arrangements are based on net profit of the film or show. Net profit is generally determined to be all revenues recognized by the Company that are derived from the exploitation of the film of show, less 1) all verified out-of-pocket distribution costs and expenses specific to the film or show and 2) all verifiable marketing related costs incurred for or in connection with the marketing of the film or show. Marketing expenses are typically capped at 25% of revenue, unless agreed upon in advance between the Company and the filmmaker.

The royalties on net profits are generally split between the filmmaker and the Company, with two-thirds going to the filmmaker. Royalties are typically paid out on a quarterly basis once cash is collected for the revenue earned. Total unpaid royalties are recorded in accrued licensing royalties on the condensed consolidated balance sheet.

6.Common Stock

The Company has authorized capital stock consisting of 85,000,000 shares of common stock, par value $0.001 per share of which 27,500,000 shares have been designated as Class A Common Stock, 4,000,000 have been designated as Class B Common Stock, 38,000,000 have been designated as Class C Common Stock, and 15,500,000 have been designated as Class F Common Stock (collectively, the “Common Stock”).

Voting Rights

Each outstanding share of Class A Common Stock and Class F Common Stock shall be entitled to five (5) votes on each matter to be voted on by the stockholders of the Company. Each outstanding share of Class B Common Stock shall be entitled to fifty-five (55) votes on each matter to be voted on by the stockholders of the Company. Each outstanding share of Class C Common Stock shall be entitled to 1 (one) vote on each matter to be voted on by the stockholders of the Company. The holders of each class of Common Stock vote together as a single class. However, the affirmative vote of (i) the holders of the majority of the voting power of the outstanding shares of Common Stock entitled to vote generally in the election of directors, voting together as a single class, and (ii) the holders of the majority of the voting power of the outstanding shares of two of the following classes of stock: the Class F Common Stock, the Class A Common Stock, and the Class B Common Stock, each voting separately as a class, shall be required to amend or repeal, or adopt any provision in the Company’s amended and restated certificate of incorporation.

Election of Directors

So long as shares of Class A common stock, Class B common stock, and Class F common stock, each independent of one another, remain outstanding, holders of the class of common stock will have the ability to elect an equal number of directors. Currently, the Board consists of one (1) member elected by the Class A stockholders, one (1) member elected by the Class B stockholders, and one (1) member elected by the Class F stockholders. The other two (2) members of the board are elected by all stockholders of the company. Class C stockholders will gain the ability to elect a director once the total number of outstanding shares of Class C common stock exceeds five percent (5%). As of March 31, 2024, shares of Class C common stock only represented four percent (4%) of the outstanding shares of the Company.

Liquidation Rights

The holders of Common Stock outstanding shall be entitled to receive all of the assets and funds of the Company remaining and available for distribution. Such assets and funds shall be divided among and paid to the holders of Common Stock, on a pro-rata basis, according to the number of shares of Common Stock held by them.

Dividends

Dividends may be paid on the outstanding shares of Common Stock as and when declared by the Board, out of funds legally available therefor.

Identical Rights

Holders of Common Stock shall have the same rights and privileges and rank equally with, and have identical rights and privileges as, holders of all other shares of the Common Stock, except with regard to voting rights as provided above.

Voluntary and Automatic Conversion into Class C Common Stock

Each one share of Class F Common Stock, Class A Common Stock, and Class B Common Stock shall be convertible into one share of Class C Common Stock at the option of the holder at any time. Each one share of Class F Common Stock, Class A Common Stock, and Class B Common Stock shall automatically convert into one share of Class C Common Stock upon certain criteria as defined in the amended and restated certificate of incorporation.

Loss per Share

The following table represents the Company’s loss per share for the three-months ending March 31:

	2024	2023
Numerator:
Net loss attributable to controlling interests	$(14,844,084)	$(2,199,793)

Denominator:
Weighted average basic shares outstanding	25,000,518	24,519,620
Effect of dilutive shares	2,005,008	1,532,098
Weighted average diluted shares	27,005,526	26,051,718

Basic loss per share	$(0.594)	$(0.090)
Diluted loss per share	$(0.550)	$(0.084)

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive.

7.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers, and stockholders. During the three-months ended March 31, 2024, and 2023, the Company incurred expenses of $221,455 and $102,150, respectively, to the related party for marketing services.

In July 2021, the Company purchased a 50% interest in the entity that owns the building it leases its office space from. Lease payments made during the period of related party ownership were $106,333 and $136,450 for the three-months ended March 31, 2024, and 2023, respectively.

In July 2022, the Company purchased an 8% interest in an entity (“Tuttle Twins, LLC”) that is partially owned by one or more of the Company’s directors, officers, and stockholders. This entity produces content for the Company’s platforms. The total purchase price was $1,747,980. In 2023, the Company entered into negotiations to acquire this entity in full. While negotiations are ongoing, the Company agreed to fund the operations of the entity. The Company funded a total of $900,000 in 2023. In Q1 2024, the Company funded an additional $1,500,000 related to supporting operations of the entity which was expensed by the Company during Q1 2024.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A that is 100% owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was set up for the specific purpose of raising up to $15,000,000 in P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 110% (initial investment plus a 10% return) of their invested amount. Angel P&A has first priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims from the film are paid. As of March 31, 2024, Angel P&A had received $10,000,000 in investments from institutional investors and subsequently loaned the entire $10,000,000 to the Company, which the Company recorded as notes payable on the condensed consolidated balance sheets. The Company has up to 80 days to repay the notes from the date of issuance plus a 10% return on any note issuance. An initial draw of $10,000,000 took place in March 2024 and is due in June 2024 along with the 10% return. Once Angel P&A receives the repayment on these notes, the interest portion will be distributed to the institutional investors and the original investment can either remain at Angel P&A for additional P&A loans needed by Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. As of March 31, 2024, and December 31, 2023, $10,485,214 and $0, respectively, of notes payable and related interest was due to Angel P&A.

8.Subsequent Events

Subsequent events have been evaluated through June 3, 2024, which is the date the condensed consolidated financial statements were available to be issued.

In April 2024, the Company entered into a common stock purchase agreement, under Regulation D, with a third party to acquire 141,044 shares of its Class C common stock for an aggregate amount of $2,000,000 ($14.18 per share of Class C Common Stock). The transaction closed in April 2024.

In May 2024, the Company entered into a common stock purchase agreement, under Regulation D, with an individual to acquire 35,261 shares of its Class C common stock for an aggregate amount of $500,000 ($14.18 per share of Class C Common Stock). The transaction closed in May 2024.

On April 4, 2023, The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”) initiated private binding arbitration against the Company alleging certain material breaches of contract under the Content License Agreement between The Chosen and the Company (the “Chosen Agreement) seeking to terminate the Chosen Agreement pursuant to which the Company was granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivatives thereof. On May 28, 2024, the arbitrator in the arbitration proceedings issued an interim arbitration award (the “Interim Arbitration Award”) granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Award granted The Chosen monetary damages in the amount of $30,000, plus costs and potential recovery of an allocable portion of its attorney fees, the amounts of which, if any, will be determined in proceedings currently scheduled for July 1, 2024 (the “Phase 2 Proceedings”). The Interim Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

The Company disagrees with the arbitrator’s decision regarding the breach of contract claims and the termination of the Chosen Agreement and intends to seek appellate review of the final award in the arbitration proceedings (the “Arbitration Award”), as permitted under the arbitration provision of the Chosen Agreement, following the Phase 2 Proceedings and the subsequent issuance of the Arbitration Award. Unless and until a favorable outcome of such appellate review is determined, the Company will fully comply with the Interim Arbitration Award and the Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Angel Studios, Inc., a Delaware corporation founded in 2013 (“Angel Studios,” “we,” “our,” “us,” or the “Company”). You should read the following discussion and analysis in conjunction with the accompanying financial statements of the Company and the notes thereto, as well as with the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 and amended on April 19, 2024 and May 13, 2024 (as amended, the “Registration Statement”), including the audited consolidated financial statements and the related notes included therein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

Forward-Looking Statements

This Current Report on Form 10-Q contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “might,” “will,” “should,” “plan,” “potential,” “intend,” “expect,” “outlook,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for dividends, cash flows, liquidity and prospects include, but are not limited to, the factors referenced in this Current Report on Form 10-Q.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Current Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Current Report on Form 10-Q. The matters summarized below and elsewhere in this Current Report on Form 10-Q could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Investors should not place undue reliance upon these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in these forward-looking statements due to numerous factors.

Overview

Angel Studios, Inc., a Delaware corporation, was founded in 2013 by four brothers, Neal, Daniel, Jeffrey, and Jordan Harmon. As fathers of young children, they were searching for high-quality films and TV shows that “amplify light”. We define “light” as anything that is true, honest, noble, just, authentic, lovely, admirable, and excellent. To determine whether or not a film or TV show “amplifies light,” we screen a short promotional version of a film or TV show (a “Torch”), or if available a full length feature or episode, to members of the Angel Guild. The Angel Guild is a community of interested individuals who have invested in previous Angel Studios films or TV shows, and individuals who pay a monthly or annual fee to Angel Studios to be a member of the Angel Guild. Upon watching a Torch, Angel Guild members are asked for their feedback as to whether or not the Torch “amplifies light” (based on our definition above), which feedback is used to determine whether we will move forward with production and/or distribution of the film or TV show.

Angel Studios’ vision is to be the home of stories that amplify light. Angel Studios is a non-traditional movie studio. We provide filmmakers with the technology to create, fund, and distribute original content without the traditional overhead of a big budget movie studio. Through our ecosystem, thousands of Angel Guild members choose which titles will be selected, refined, funded, and launched, after which the filmmakers and audiences are able to form passionate communities around their creative projects, making the story behind the story as important as the final project itself.

Business Plan

Angel Studios is a community-driven movie studio that empowers audiences to decide which stories get produced and distributed, while creating communities around each project. Filmmakers pitch projects to the Angel Guild, which include individuals from all over the world who are all on a singular mission: to find stories and filmmakers that amplify light. After projects pass the Angel Guild, “Angel Investors” are given the opportunity to fund the projects they are most excited to see, via the Angel Funding Portal discussed below. Post-production, films and TV shows are delivered directly to viewers and grow as fans share with others.

Angel Studios utilizes the services of VAS Portal, LLC d/b/a Angel Funding (“VAS Portal”), a Securities and Exchange Commission (“SEC”) registered Funding Portal (SEC File No. 7-165) and a member of the Financial Industry Regulation Authority (“FINRA”), to facilitate crowdfunding of its projects by Angel Investors via what we refer to as the “Angel Funding Portal.” VAS Portal and the Angel Funding Portal are operated independently of Angel Studios by its General Manager, Fred Pena, and currently offer crowdfunding opportunities exclusively to Angel Investors. VAS Portal was originally a wholly owned subsidiary of Angel Studios, but was sold in 2019 to Harmon Ventures, LLC (an entity indirectly owned by our CEO, Mr. Neal Harmon, and two of his brothers, Messrs. Jeffrey Harmon and Daniel Harmon). As of the date of this Current Report on Form 10-Q, Angel Studios has no ownership interest in VAS Portal.

The first project launched for distribution by Angel Studios was Dry Bar Comedy. Several hundred episodes later, Dry Bar Comedy is now one of the largest collections of clean stand-up comedy in the world with over 5 billion views, and is enjoyed by audiences of all ages.

Shortly thereafter, we entered into a Consulting and Coordination Agreement with The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”) to provide certain ancillary support services related to the process of qualifying and engaging in a Regulation A crowdfunding offering to produce a new type of television series where each season is funded by the audience. As part of the agreement, Angel Studios (i) provided The Chosen with certain consultation and advice related to The Chosen’s crowdfunding offering, (ii) designed and built a technological platform for The Chosen to facilitate its crowdfunding offering, and (iii) provided various public relations and marketing and advertising services for The Chosen. The series “The Chosen” went on to become the largest equity crowdfunded media project of all time, amassing an audience of more than 100 million and growing. “David,” an Angel Studios original production scheduled for release in 2025, has since surpassed The Chosen as the largest equity crowdfunded media project of all time.

Building on our early successes, we have launched several new initiatives that focus on films and TV shows in markets currently underserved by the traditional studio system.

During 2023, Angel Studios made headlines with the launch of our new theatrical division and release of “His Only Son,” which on March 31, 2023, debuted at #3 in the U.S. box office according to distributor data provided to TheNumbers.com (https://www.the-numbers.com/box-office-chart/daily/2023/03/31). On July 4, 2023, we once again garnered attention with the theatrical release of “Sound of Freedom,” which debuted at #1 in the U.S. box office according to distributor data provided to TheNumbers.com (https://www.the-numbers.com/box-office-chart/daily/2023/07/04). Subsequent release dates for international locations followed. Our innovative theatrical strategy combines the power of the Angel Guild’s predictive capabilities in identifying movies that deserve a theatrical release with the efficiency of crowdfunding the prints and advertising (“P&A”) funds needed to market the film. In addition, using our self-developed and controlled “Theatrical Pay-it-Forward” technology, we are able to offer a community-based in-person cinema experience whereby, after experiencing a film in the theater, people have the opportunity to share that experience with others by purchasing tickets, through our Angel app or on our website, for those who would not otherwise watch the film at a theater. The Theatrical Pay-it-Forward technology combines standard payment processing technology with a streamlined redemption process that allows recipients of the Theatrical Pay-it-Forward tickets to select a theater and showtime of their choosing for the respective film.

Not all of our films or TV shows launch theatrically. We consider multiple different distribution strategies for our films and TV shows, including licensing of the content across a wide range of global distribution platforms and networks that include transactional video on demand (“TVOD”), Electronic Sell Thru (“EST”), Subscription Video on Demand (“SVOD”), Ad-Supported Video on Demand (“AVOD”), and Free Video on Demand (“FVOD”). We also make our content available through our own streaming service via the Angel App or on our website (www.angel.com). The Angel App is available to download for free from the Google Play Store on Android mobile devices, Google TV devices, and Android TV devices, from the Apple App Store on iOS mobile devices, from Roku TV, from the Fire TV Channels Store on Fire TV, and from Samsung Smart TV. While most content can be watched for free on the Angel App, members of the Angel Guild are provided with early access to most of the content that Angel Studios distributes.

We are regularly testing, introducing, and building new and exciting community-based features to help us achieve the goal of finding and sharing stories with the world that amplify light.

The Company was originally called VidAngel. In March 2021, the Company was renamed to Angel Studios.

Results of Operations

The following represents our performance highlights for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023:

	For the Three-months Ended March 31,		Change
	2024	2023	2024 vs. 2023
Revenues	$28,858,206	$19,888,733	$8,969,473	45%
Cost of revenues	13,650,851	9,643,015	4,007,836	42%
Sales and marketing	21,756,313	6,641,654	15,114,659	228%
General and administrative	5,242,437	2,704,015	2,538,422	94%
Research and development	4,365,238	3,050,380	1,314,858	43%
Legal expense	3,429,187	93,868	3,335,319	3,553%
Net operating loss	(19,585,820)	(2,244,199)	(17,341,621)	773%
Interest expense	571,791	117,598	454,193	386%
Interest income	890,260	162,004	728,256	450%
Net loss before provision for income taxes	(19,267,351)	(2,199,793)	(17,067,558)	776%
Income tax provision (benefit)	(4,403,068)	—	(4,403,068)	100%
Net loss	$(14,864,283)	$(2,199,793)	$(12,664,490)	576%

Revenues

During the first quarter of 2024, the significant increase in revenues was due to several factors: 1) our theatrical release revenues increased by $7.5 million as a result of our film Cabrini being released at the beginning of March 2024 and having an entire month of profit sharing from the box office, compared to our film His Only Son being released on the last day of the quarter in March 2023 and having only one day of profit sharing recognized from the box office; 2) Angel Guild revenue generated $4.7 million in revenue during the first quarter of 2024, compared to $0 in the first quarter of 2023 as the Angel Guild did not launch until the second quarter of 2023; and 3) content licensing revenue increased by $7.9 million during the first quarter of 2024, compared to the first quarter of 2023, mainly as a result of the performance obligations being completed during the first quarter of 2024 for content licensing deals whereas no similar deals took place during the first quarter of 2023. This increase in revenues was offset by a decrease in pay-it-forward revenue of $10.2 million, largely as a result of season 3 of The Chosen being released on our platform during the first quarter of 2023 and no similar releases occurring during the first quarter of 2024.

Operating Expenses

Our cost of revenues increased during the first quarter of 2024 as the increased revenues resulted in higher distribution, licensing, and royalty costs. The increase in sales and marketing expense was primarily due to the promotion of the Angel Guild and increasing memberships, as well as current and future theatrical releases. As the Company continues to bring on additional content, drive Angel Guild memberships, and promote future theatrical releases, this cost is expected to continue to rise.

Higher general and administrative costs were related to the increased support staff necessary to manage the continued and expected growth of the business, while higher research and development costs were due to the addition of personnel necessary to continue our focus on improving existing products, optimizing existing services, and developing new technology to better meet the needs of our customers and partners.

The increase in legal expenses was largely a result of legal costs associated with The Chosen arbitration and estimated liabilities as a result of the outcome of the arbitration. For more information, see Part II – Other Information – Item 1. Legal Proceedings.

The increase in interest expense is related to a higher amount of print and advertising notes entered into and outstanding during the first quarter of 2024, compared to the first quarter of 2023.

The increase in interest income is the result of a more favorable rate environment for cash deposits, and from the Company’s cash reserves being moved to higher interest-bearing accounts during the second quarter of 2023.

The Company recognized an income tax benefit during the first quarter of 2024, compared to no benefit during the first quarter of 2023, as a result of releasing our income tax valuation allowance during the third quarter of 2023.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	For the Three-months Ended:		Change
	March 31, 2024	December 31, 2023	2024 vs. 2023
Cash and cash equivalents	$13,044,760	$25,201,425	$(12,156,665)	-48%
Accrued settlement costs	4,564,714	4,625,854	(61,140)	-1%
Notes payable	10,485,214	4,160,277	6,324,937	152%

Cash and cash equivalents decreased $12.2 million in the three-months ended March 31, 2024, primarily due to cash used in operating activities of $18.3 million offset by a net increase in note payable receipts of $6.3 million.

To date, we have funded a significant portion of our operations through private and public offerings of Common Stock and raise of money through notes payable. As of March 31, 2024, we had cash on hand of $13,044,760. We have accrued settlement costs in the amount of $7,425,000, payable over forty-two (42) remaining equal quarterly installments of $176,786. The expense was recorded at the present value of the obligation with an imputed interest rate of 10%. The short-term obligation related to these settlement costs as of March 31, 2024 was $260,229, and the long-term portion is $4,304,485. We also had notes payable for print and advertising notes in the amount of $10,485,214 that are due by June 2024. The notes payable are expected to be paid back with theatrical release proceeds from the film Cabrini (released in early March 2024), which proceeds are typically received within a few months after the theatrical release. As we continue to grow, we expect to raise additional funds to cover any shortfall in operating needs. We project that our existing capital resources, including cash, accounts receivables, licensing receivables, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next 12 months.

We experienced significant cash outflows as a result of large operating losses in the three-months ended March 2024. However, we do not anticipate these large operating losses to continue indefinitely and believe that we have sufficient liquidity to meet our obligations as they come due. We have access to various sources of funding, including our existing cash reserves, collections on accounts receivable, the ability to sell our digital assets, and access to available credit facilities.

We may need to raise additional funds to invest in growth opportunities, product development, sales and marketing, and other purposes. Our future capital requirements will depend on many factors, including our growth rate; the level of investments we make in product development, sales and marketing activities, and other investments to support the growth of our business, and may increase materially from those currently planned.

We may seek to raise additional funds through equity financing. Any additional equity financing likely would be dilutive to existing stockholders. At this time, we have no commitments for additional capital funds.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows provided by (used in) operating activities for the three-months ended March 31, 2024, and 2023, were as follows:

	For the Three-months Ended March 31,
	2024	2023	Net Change
Net cash flows provided by (used in) operating activities	$(18,273,702)	$5,465,482	$(23,739,184)

Cash flows used in operating activities for the three-months ended March 31, 2024 were $18.3 million compared to cash flows provided by operating activities of $5.5 million for the three-months ended March 31, 2023. The decrease in cash provided by operating activities during 2024 is due largely to the net loss generated during this period, the uncollected amounts from the film Cabrini that had its theatrical release in March 2024, and the large payouts of accrued licensing royalties made during 2024. As of March 31, 2024, we expect to collect approximately $42.5 million in outstanding receipts from theatrical release and content licensing revenues and pay approximately $29.7 million in accrued licensing royalties related to the licensing of content. This contrasts with the first three-months of 2023, during which we incurred a smaller net loss of approximately $2.2 million, paid very few licensing royalties, had a much smaller balance of outstanding receivables due to a shorter window for theatrical releases during the quarter, and had less significant licensing receivables outstanding.

Investing Activities. Cash flows provided by (used in) investing activities for the three-months ended March 31, 2024, and 2023, were as follows:

	For the Three-months Ended March 31,
	2024	2023	Net Change
Purchases of property and equipment	$(146,886)	$64,700	$(211,586)
Issuance of note receivable	1,239,853	1,432,417	(192,564)
Repayments of note receivable	(1,228,307)	(616,275)	(612,032)
Purchase of digital assets	(44,992)	(3,500)	(41,492)
Investments in affiliates	15,034	(28,758)	43,792
Net cash flows provided by (used in) investing activities	$(165,298)	$848,584	$(1,013,882)

Cash flows used in investing activities for the three-months ended March 31, 2024 were $0.2 million compared to cash flows provided by investing activities of $0.8 million for the three-months ended March 31, 2023. Both periods saw moderate activity in issuing and collecting repayments on notes receivable, with more collections being the result of several of our current filmmakers paying us back for our crowdfunding services during each period (see “Notes Receivables” under Notes to the Condensed Consolidated Financial Statements section). During the 2023 period, we received a partial refund on property and equipment purchased during 2022.

Financing Activities. Cash flows provided by financing activities for the three-months ended March 31, 2024, and 2023, were as follows:

	For the Three-months Ended March 31,
	2024	2023	Net Change
Repayment of notes payable	$(4,383,501)	$(2,000,000)	$(2,383,501)
Receipt of notes payable	10,708,437	—	10,708,437
Repayment of accrued settlement costs	(61,139)	(55,389)	(5,750)
Exercise of stock options	71,695	11,818	59,877
Issuance of common stock	—	7,500,001	(7,500,001)
Repurchase of common stock	(51,332)	—	(51,332)
Net cash flows provided by financing activities	$6,284,160	$5,456,430	$827,730

Cash flows provided by financing activities for the three-months ended March 31, 2024 were $6.3 million compared to cash flows provided by financing activities of $5.5 for the three-months ended March 31, 2023. During the 2024 period, the Company raised $10.7 million for print and advertising related activities and repaid $4.4 million during the same period. During the 2023 period, the Company repaid $2.0 million for print and advertising related activities and raised $7.5 million with the issuance of common stock.

Trends and Key Factors Affecting Our Performance

Our business has historically generated a moderate portion of our total revenue from distribution activities related to our Content License Agreement with The Chosen dated October 18, 2022 the Chosen Agreement. The Chosen Agreement outlined the current contractual arrangement between the parties. Revenue from distribution activities related to the Chosen Agreement has accounted for a moderate percentage of our revenue.

On April 4, 2023, The Chosen initiated private binding arbitration against the Company alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which the Company was granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivatives thereof. On May 28, 2024, the arbitrator in the arbitration proceedings issued the Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30,000, plus costs and potential recovery of an allocable portion of its attorney fees, the amounts of which, if any, will be determined in the Phase 2 Proceedings. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

The Company disagrees with the arbitrator’s decision regarding the breach of contract claims and the termination of the Chosen Agreement and intends to seek appellate review of the Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement, following the Phase 2 Proceedings and the subsequent issuance of the Arbitration Award. Unless and until a favorable outcome of such appellate review is determined, the Company will fully comply with the Interim Arbitration Award and the Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

We have worked with other filmmakers that have generated a substantial amount of revenue for the Company. We are continuing to work with these and several other filmmakers on new and exciting films and TV shows. However, there is no guarantee that we will be able to earn as much revenue from these new films and TV shows as we have from some of our more successful films and TV shows, including The Chosen. If we are unable to successfully monetize other projects, this may have a material adverse impact on our business, results of operations, and financial condition.

Furthermore, our ability to monetize the content we distribute is heavily reliant on factors currently outside of our control, including, but not limited to, the potential loss of key talent, the potential for budget overruns, the quality of the content produced, the timeliness of the production and subsequent release schedule, and the relationship of the creator with the audience. If we are unable to find ways to mitigate the risks associated with these external factors, it may have a material adverse impact on our business, results of operations, and financial condition.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Long-lived Assets

Intangible assets with finite lives and property, plant and equipment are amortized or depreciated over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.

Income Taxes

We account for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset.

Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within our annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future which could result in additional tax liability, interest charges and possibly penalties.

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model or the Monte Carlo pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management’s estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in our stock-based compensation expense amounts in the future. The fair value of the common stock underlying the employee stock options is estimated using third party valuations, including market, income, and cost valuation approaches.

Other Estimates

See Note 1 to the accompanying condensed consolidated financial statements included herein and starting on page F-1 for further discussion.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of March 31, 2024, we had no outstanding variable rate indebtedness, and we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently are, and from time to time might again become, involved in litigation. Litigation has the potential to cause us to incur unexpected losses, some of which might not be covered by insurance but can materially affect our financial condition and our ability to continue business operations.

Disney Litigation and the Preliminary Injunction

On December 12, 2016, the United States District Court for the Central District of California (the “California Court”), in the matter of Disney Enterprises, Inc.; Lucasfilm Ltd., LLC; Twentieth Century Fox Film Corporation and Warner Bros. Entertainment, Inc., or Plaintiffs, v. VidAngel (the “Disney Litigation”), granted the Plaintiffs’ motion for preliminary injunction, against us. On October 5, 2017, the California Court allowed the Plaintiffs to amend the original complaint to add three (3) of their subsidiaries, MVL Film Finance LLC, New Line Productions, Inc., and Turner Entertainment Co., as additional Plaintiffs (collectively, the “Plaintiffs”), and identify additional motion pictures as having allegedly been infringed. The Plaintiffs claimed that we unlawfully decrypted and infringed 819 titles in total.

On March 6, 2019, the California Court granted the Plaintiffs’ motion for partial summary judgement as to liability. The order found that we were liable for infringing the copyrights, and violating the Digital Millennium Copyright Act, or DMCA, with respect to certain motion pictures of the Plaintiffs’. Damages related to the respective copyright infringements, and DMCA violations, were decided by a jury trial in June 2019. The jury found that we willfully infringed the Plaintiffs’ copyrights and awarded statutory damages of $75,000 for each of the 819 infringed titles, or $61,425,000. The jury also awarded statutory damages of $1,250 for DMCA violations for each of the 819 infringed titles, or $1,023,750. The total award for both counts was $62,448,750. On September 23, 2019, a judgment consistent with the jury’s verdict was entered against us by the California Court. The Plaintiffs also planned to seek an award of costs and attorneys’ fees.

On August 26, 2020, we entered into a Settlement Agreement with the Plaintiffs as part of our Reorganization Plan, effectively ending the litigation. See Chapter 11 Bankruptcy, below, for more information on the Settlement Agreement and Reorganization Plan.

The Permanent Injunction

On September 5, 2019, the California Court issued a permanent injunction against us. The permanent injunction enjoins us, our officers, agents, servants, employees, and attorneys, from: (1) circumventing technological measures protecting Plaintiffs’ copyrighted works on DVDs, Blu-rays, or any other medium; (2) copying Plaintiffs’ copyrighted works, including but not limited to copying the works onto computers or servers; (3) streaming, transmitting or otherwise publicly performing any of Plaintiffs’ copyrighted works over the Internet, via web applications, via portable devices, via streaming devices, or by means of any other device or process; or (4) engaging in any other activity that violates, directly or indirectly, Plaintiffs’ anti-circumvention right, 17 U.S.C. §1201(a), or that infringes by any means, directly or indirectly, any of Plaintiffs’ exclusive rights in any copyrighted work under Section 106 of the Copyright Act, 17 U.S.C. §106.

We were required to cease and have ceased filtering and streaming all movies and television programs owned by the Plaintiffs.

The foregoing description of the permanent injunction is a summary and is qualified in its entirety by the California Court’s orders.

Chapter 11 Bankruptcy

On October 18, 2017, we filed a voluntary petition for relief under chapter 11, title 11 of the United States Code in the United States Bankruptcy Court for the District of Utah, or the Bankruptcy Court, case number 17-29073, or the Bankruptcy Case. On September 4, 2020, the Bankruptcy Court confirmed the Company’s Joint Plan of Reorganization (the “Reorganization Plan”), which became effective on September 30, 2020 (the “Effective Date”). On November 17, 2020, the Bankruptcy Court issued a final decree closing the Bankruptcy Case.

The following is a summary of certain provisions of the Reorganization Plan and related Settlement Agreement (the “Settlement Agreement”), and is not intended to be a complete description of the Reorganization Plan. Complete versions of the Reorganization Plan and related Settlement Agreement can be found in the section entitled “Exhibits” under Item 2.1 of our Form 1-U filed with the SEC on September 15, 2020, and are incorporated by reference into this Current Report on Form 10-Q.

Reorganization Plan

The Reorganization Plan, as confirmed, contemplated that:

●	The Company will continue as a “going concern,” thereby ensuring the greatest return to creditors and shareholders by allowing the Company to reorganize through continuation of its business operations and satisfaction and discharge of its debts over time.
●	Holders of all allowed claims (other than administrative expense claims and priority tax claims) (“Claim Holders”) will be paid in full, from funds available and required to be distributed thereto (“Distribution Funds”), and holders of equity interests shall retain their interests in the Company.
●	Neal Harmon and Jeffrey Harmon will remain in management positions with the Company and agreed to refrain from engaging in competitive activities in the business of Self-Selected Viewing for a one-year period. Pursuant to the Settlement Agreement and under the related Security Agreement and Compliance Lien, Neal Harmon and Jeffrey Harmon pledged all their equity in the Company as collateral. If the Company is found to have four instances of unauthorized use of copyrighted materials in a consecutive five-year period, any Studio (as defined below) may immediately commence an enforcement action against the Company in the Central District of California (an “Enforcement Action”), and both Neal Harmon and Jeffrey Harmon could lose all of their interests in the Company.
●	The Company agrees not to directly or indirectly, or facilitate any third party, to descramble, decrypt or otherwise bypass a Copyrighted Work (as defined in the Settlement Agreement) of Disney Enterprises, Inc., Lucasfilm Ltd. LLC, Twentieth Century Film Corporation, Warner Bros. Entertainment Inc., MVL Film Finance, LLC, New Line Productions, Inc., and Turner Entertainment Co. (each individually a “Studio” and collectively, the “Studios”) or their respective affiliates, not to reproduce such a Copyrighted Work, not to stream, transmit, or publicly perform such a Copyrighted Work, and not to distribute such a Copyrighted Work.
●	The Company agrees not to sue the Studios, and not to use resources to lobby to amend the Family Movie Act (17 U.S.C. § 110(11)) for a period of fourteen (14) years following the Effective Date of the Reorganization Plan. The Company will voluntarily dismiss its appeal of the judgment and the injunction obtained by the Studios.
●	Subject to the Company’s compliance with terms and conditions of the Reorganization Plan and related Settlement Agreement, the Company will pay the Studios $9,900,000 over 14 years, without interest, provided, however, that the unpaid balance of that certain Promissory Note made by the Company to the Studios in the amount of $62,461,456 (the “Note”) minus any paid amounts (the “Settlement Amount”) will remain outstanding for fourteen (14) years from the Effective Date. If, upon the expiration of fourteen (14) years after the Effective Date, the Settlement Amount is timely paid and there is no breach or violation of the Settlement Agreement that remains uncured after written notice is received and there have not been four instances of unpermitted conduct in violation of the Settlement Agreement, subject to a Notice of Default, in a consecutive five (5) year period, then the Note shall be cancelled, and the original Note marked “Paid and Cancelled” shall be returned to the Company.
●	The holders of equity interests in the Company (“Equity Holders”) shall retain their equity interests in the Company, provided however, that distributions to such Equity Holders shall not be made unless and until all payment obligations under the Reorganization Plan are made in full.

ClearPlay Litigation

In 2014, we responded to a contention by ClearPlay that we (VidAngel) infringed on certain ClearPlay patents by suing ClearPlay in the United States District Court for the Central District of California (the case was later transferred to Utah). In doing so, we requested judicial determinations that our technology and service did not infringe eight patents owned by ClearPlay and that the patents were invalid. In turn, ClearPlay counterclaimed against us alleging patent infringement. On February 17, 2015, the case was stayed pending inter partes review by the United States Patent and Trademark Office, or the USPTO, of several of ClearPlay’s patents. We were not party to or involved in the USPTO’s review of those patents. Owing to those proceedings, on May 29, 2015, the Utah trial court closed the case without prejudice to the parties’ rights to reassert any or all claims later. In July and August 2015, many of ClearPlay’s patent claims, including many of the claims asserted against us, were invalidated by the USPTO. Some of ClearPlay’s other patent claims were upheld and still others were never challenged in the USPTO. Following the USPTO’s rulings, ClearPlay appealed some of the USPTO’s invalidity decisions to the United States Court of Appeals for the Federal Circuit. The findings of invalidity were all affirmed by the Federal Circuit on August 16, 2016. On October 31, 2016, the magistrate judge, Brooke C. Wells, conducted telephonic status conferences in this and a related case brought by ClearPlay against DISH Network and ordered that both cases be re-opened. Subsequently, Magistrate Judge Wells granted ClearPlay’s motion to stay the litigation at least until a decision is rendered on the preliminary injunction by the Ninth Circuit. On October 12, 2017, the magistrate judge ordered the case stayed again, this time until a final decision is rendered in the Disney Litigation. On February 14, 2018, ClearPlay filed a claim in our chapter 11 proceeding seeking an unliquidated sum. On April 14, 2020, the trustee appointed in our Bankruptcy Case filed an objection to the claim in the Bankruptcy Court seeking an order to disallow the claim in its entirety. On October 21, 2020, the Bankruptcy Court issued an order converting the trustee’s objection to Clearplay’s claim in the Bankruptcy case to an adversary proceeding. The case was transferred to the United States District Court for the Central District of Utah.

On April 20, 2021, the court lifted the stay as the final decision in the Disney Litigation had been determined and we were no longer in bankruptcy. VidAngel Entertainment assumed responsibility for defense of the ClearPlay litigation, and any settlement discussions thereto, as part of the Asset Purchase Agreement, which can be found under Item 6, Exhibit Number 10.2. On November 4, 2021, we informed that court that we sold VidAngel and VidAngel Entertainment is the successor. On January 14, 2022, ClearPlay filed a response stating Angel Studios and VidAngel Entertainment are liable for past infringement as they are the successor to VidAngel. The Court has not yet addressed this issue.

On December 20, 2021, we served non-infringement and invalidity contentions concerning the patents asserted in this case. On January 7, 2022, ClearPlay filed a motion seeking to add additional causes of action under the Digital Millennium Copyright Act and Utah state law for alleged tortious interference, which we opposed on February 4, 2022. On June 23, 2022, the Court granted leave for ClearPlay to amend its complaint to add these claims but deferred to a later stage of the proceedings any ruling on the futility of the claims. We continue to pursue, contest, and defend this case vigorously, but as a result of the stays that have been entered in this case, the case remains in its early stages.

On December 8, 2023, the Court held a Markman hearing to construe the scope and meaning of certain disputed claim terms in the asserted patents. At the conclusion of the hearing, the Court took the matter under submission. The timing and results of the Court’s ruling remain undetermined, and no deadlines or other case activities are scheduled to occur while the parties await the Court’s ruling. We will continue to pursue, contest, and defend this case vigorously. Because no claim construction ruling has been issued yet, the case remains at a relatively early stage.

The Chosen Arbitration

Our business currently generates a significant portion of our total revenue from distribution activities related to the Chosen Agreement. The Chosen Agreement outlines the current contractual arrangement between the parties pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof. Revenue from distribution activities related to the Chosen Agreement currently accounts for a large percentage of our revenue. If a material breach of the Chosen Agreement were to ever occur, and if The Chosen was able to terminate the Chosen Agreement as a result of the material breach, it would likely have a material adverse impact on our business, results of operations, and financial condition.

On April 4, 2023, The Chosen initiated private binding arbitration against the Company alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which the Company was granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivatives thereof.  On May 28, 2024, the arbitrator in the arbitration proceedings issued the Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Award granted The Chosen monetary damages in the amount of $30,000, plus costs and potential recovery of an allocable portion of its attorney fees, the amounts of which, if any, will be determined in the Phase 2 Proceedings. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

The Company disagrees with the arbitrator’s decision regarding the breach of contract claims and the termination of the Chosen Agreement and intends to seek appellate review of the the Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement, following the Phase 2 Proceedings and the subsequent issuance of the Arbitration Award. Unless and until a favorable outcome of such appellate review is determined, the Company will fully comply with the Interim Arbitration Award and the Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors previously disclosed within Item 1A “Risk Factors” in the Registration Statement.

The Company is a reporting company with the SEC. The requirements of being a reporting company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified members of our Board of Directors (the “Board”).

Pursuant to the Registration Statement, the Company has registered its Class B Common Stock and Class C Common Stock with the SEC under Section 12(g) of the Exchange Act, and has thereby become a public reporting company. As a reporting company, the Company is subject to the reporting requirements of Section 13 of the Exchange Act, the proxy rules under Section 14 of the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and other applicable securities rules and regulations. The costs of compliance with these rules and regulations and the time spent by our management on such compliance will result in a significant increase in our ongoing legal and financial compliance costs, professional fees (legal and accounting), and costs associated with internal staff, which we expect will greatly exceed those previously spent on securities compliance and may have a material adverse impact on our financial condition and results of operations. Therefore, the costs for these functions in previous years are not indicative of future costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies, increase legal and financial compliance costs and increase time expenditures for internal personnel. These laws, regulations and standards are subject to interpretation, in many cases due to their lack of specificity, and their application in practice may evolve over time as regulators and governing bodies provide new guidance. These changes may result in continued uncertainty regarding compliance matters and may necessitate higher costs due to ongoing revisions to filings, disclosures and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate regulatory or legal proceedings against us and our business may be adversely affected.

As a reporting company under these rules and regulations, we expect that it may also be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified directors and officers.

We rely upon a number of partners to make our service available on their devices.

We currently offer customers the ability to receive streaming content through a host of Internet-connected devices, including TVs, digital video players, television set-top boxes and mobile devices. We work with various tech companies and distributors, including Roku, Google, Apple, Samsung and LG, to make the Angel App available through the respective app stores or television set-top boxes of such service providers. We do not currently have separate written agreements with these companies, and make the Angel App available pursuant to the standard terms and conditions that these companies offer to all companies who develop applications that are made available through their respective app stores, or television set-top boxes. We intend to continue to broaden our capability to transmit TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory or other impediments to delivering our content to our customers via those devices, our ability to grow our business could be adversely impacted. Furthermore, the devices are manufactured and sold by entities other than us and while these entities should be responsible for the devices’ performance, the connection between us and those devices may nonetheless result in customer dissatisfaction toward the Company and such dissatisfaction could result in claims against us or otherwise adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

5(a):

On April 4, 2023, The Chosen initiated private binding arbitration against the Company alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which the Company was granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivatives thereof. On May 28, 2024, the arbitrator in the arbitration proceedings issued the Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30,000, plus costs and potential recovery of an allocable portion of its attorney fees, the amounts of which, if any, will be determined in the Phase 2 Proceedings. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

The Company disagrees with the arbitrator’s decision regarding the breach of contract claims and the termination of the Chosen Agreement and intends to seek appellate review of the Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement, following the Phase 2 Proceedings and the subsequent issuance of the Arbitration Award. Unless and until a favorable outcome of such appellate review is determined, the Company will fully comply with the Interim Arbitration Award and the Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable events, we have elected to make the foregoing disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.02.

5(b):

None.

5(c):

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1

Joint Plan of Reorganization of Trustee and Studios under Chapter 11 of the Bankruptcy Code, dated August 28, 2020, incorporated by reference to Exhibit 1.2 of the Company’s Form 1-U filed on September 15, 2020

3.1	Amended and Restated Certificate of Incorporation of Angel Studios, Inc., as amended on October 5, 2021, incorporated by reference to Exhibit 3.1 of the Company’s Form 1-U filed on October 6, 2021
3.2	Amended and Restated Bylaws of Angel Studios, Inc., as amended on October 5, 2021, incorporated by reference to Exhibit 3.2 of the Company’s Form 1-U filed on October 6, 2021
4.1

Investor Rights and Voting Agreement between Angel Studios, Inc. and certain investors, dated February 27, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Form 1-A filed on September 22, 2016

4.2

Amended and Restated Class B Stockholders Agreement between Angel Studios, Inc. and its Class B Common Stockholders, dated August 18, 2021, incorporated by reference to Exhibit 3.1 of the Company’s Form 1-U filed on August 18, 2021

10.1	Settlement Agreement, dated August 26, 2020, incorporated by reference to Exhibit 1.3 of the Company’s Form 1-U filed on September 15, 2020
10.2

Asset Purchase Agreement between Angel Studios, Inc., Skip TV Holdings, LLC and VidAngel Entertainment, LLC, dated March 1, 2021, incorporated by reference to Exhibit 1.1 of the Company’s Form 1-U filed on March 5, 2021

10.3

Promotion and Marketing Services Agreement between Angel Studios, Inc. and Harmon Brothers, LLC, dated July 23, 2021, incorporated by reference to Exhibit 6.1 of the Company’s Form 1-K filed on May 2, 2022

10.4	Content License Agreement between Angel Studios, Inc. and The Chosen, LLC, dated October 18, 2022, incorporated by reference to Exhibit 3.1 of the Company’s Form 1-U filed on October 25, 2022
10.5

Promissory Note and Security Agreement between Angel Studios, Inc. and VidAngel Entertainment, LLC, dated March 1, 2021, incorporated by reference to Exhibit 6.6 of the Company’s Form 1-K filed on April 28, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to combined consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGEL STUDIOS, INC.

DATE: June 3, 2024	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer
(Principal Executive Officer)

DATE: June 3, 2024	/s/ Patrick Reilly
Patrick Reilly
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)