Form 10-Q
period 2024-06-30
Angel Studios, Inc.
filed 2024-08-14
CIK 1671941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of July 29, 2024:

Class A Common Stock: 10,939,165 shares

Class B Common Stock: 3,346,358 shares

Class C Common Stock: 1,887,297 shares

Class F Common Stock: 9,740,353 shares

ANGEL STUDIOS, INC.

FORM 10-Q

June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,386,163	$25,201,425
Accounts receivable, net	7,601,364	24,140,903
Current portion of long-term licensing receivables, net	10,970,223	7,851,505
Physical media inventory	3,123,213	2,843,681
Current portion of notes receivable	501,125	707,508
Prepaid expenses and other	5,307,271	4,316,577
Total current assets	31,889,359	65,061,599

Long-term licensing receivables, net	14,022,553	11,279,260
Notes receivable, net of current portion	4,372,004	4,502,079
Property and equipment, net	1,062,114	1,212,056
Content, net	1,614,127	1,389,588
Intangibles, net	1,950,715	1,987,190
Digital assets	2,778,537	2,961,790
Investments in affiliates	4,502,586	4,503,153
Operating lease right-of-use assets	3,079,978	1,286,237
Other long-term assets	8,493,311	4,075,243
Total assets	$73,765,284	$98,258,195

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,028,651	$3,169,248
Accrued expenses	9,520,353	6,297,230
Current portion of accrued licensing royalties	21,795,345	25,958,085
Notes payable	3,542,680	4,160,277
Current portion of operating lease liabilities	635,379	364,633
Deferred revenue	7,689,479	3,920,648
Current portion of accrued settlement costs	266,735	253,882
Total current liabilities	45,478,622	44,124,003

Accrued settlement costs, net of current portion	4,235,312	4,371,972
Accrued licensing royalties, long-term	9,370,043	9,125,409
Operating lease liabilities, net of current portion	2,502,299	961,151
Total liabilities	$61,586,276	$58,582,535

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 85,000,000 shares authorized; 25,667,960 and 24,991,300 shares issued and outstanding, respectively	$25,668	$24,991
Additional paid-in capital	59,750,371	49,875,530
Noncontrolling interests	(194,880)	(151,670)
Accumulated deficit	(47,402,151)	(10,073,191)
Total stockholders’ equity	12,179,008	39,675,660
Total liabilities and stockholders’ equity	$73,765,284	$98,258,195

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Licensed content and other revenue	$15,306,128	$10,288,687	$40,576,400	$16,376,545
Pay it Forward revenue	1,200,298	9,291,021	4,788,232	23,091,896
Total revenue	16,506,426	19,579,708	45,364,632	39,468,441

Operating expenses:
Cost of revenues	9,580,358	8,757,626	23,231,209	18,400,640
Selling and marketing	16,535,366	16,277,624	38,291,678	21,915,396
General and administrative	4,670,798	3,405,638	9,913,236	7,094,067
Research and development	3,668,698	3,208,584	8,033,936	6,278,432
Legal expense	5,280,402	370,174	8,709,589	464,043
Net gain on digital assets	(732,410)	—	(732,410)	—
Total operating expenses	39,003,212	32,019,646	87,447,238	54,152,578
Operating loss	(22,496,786)	(12,439,938)	(42,082,606)	(14,684,137)

Other income (expense):
Interest expense	(945,279)	(217,590)	(1,517,070)	(335,188)
Interest income	936,241	328,477	1,826,501	490,481
Total other income (expense), net	(9,038)	110,887	309,431	155,293
Loss before income tax benefit	(22,505,824)	(12,329,051)	(41,773,175)	(14,528,844)
Income tax benefit	—	—	(4,403,068)	—
Net loss	$(22,505,824)	$(12,329,051)	$(37,370,107)	$(14,528,844)

Net loss attributable to noncontrolling interests	(23,011)	(44,330)	(43,210)	(44,330)
Net loss attributable to controlling interests	$(22,482,813)	$(12,284,721)	$(37,326,897)	$(14,484,514)

Net loss per common share - basic	$(0.889)	$(0.495)	$(1.485)	$(0.587)
Net loss per common share - diluted	$(0.889)	$(0.495)	$(1.485)	$(0.587)

Weighted average common shares outstanding - basic	25,276,878	24,824,083	25,138,698	24,672,693
Weighted average common shares outstanding - diluted	25,276,878	24,824,083	25,138,698	24,672,693

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of March 31, 2024	10,939,165	$10,939	3,346,358	$3,346	1,084,484	$1,085	9,636,279	$9,636	$50,908,243	$(24,919,100)	$(171,869)	$25,842,280
Stock options exercised	—	—	—	—	—	—	84,283	84	152,388	—	—	152,472
Issuance of Common Stock	—	—	—	—	581,803	582	—	—	8,249,389	—	—	8,249,971
Transfer of Common Stock	—	—	—	—	15,136	15	(15,136)	(15)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	—	(4,412)	(4)	(62,558)	—	—	(62,562)
Stock-based compensation expense	—	—	—	—	—	—	—	—	502,909	—	—	502,909
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(238)	—	(238)
Net loss	—	—	—	—	—	—	—	—	—	(22,482,813)	(23,011)	(22,505,824)
Balance as of June 30, 2024	10,939,165	$10,939	3,346,358	$3,346	1,681,423	$1,682	9,701,014	$9,701	$59,750,371	$(47,402,151)	$(194,880)	$12,179,008

Balance as of March 31, 2023	10,959,165	$10,959	3,348,988	$3,349	580,970	$581	9,934,659	$9,935	$48,916,547	$(21,438,842)	$—	$27,502,529
Stock options exercised	—	—	—	—	—	—	347	1	3,856	—	—	3,857
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	226,271	—	—	226,271
Net loss	—	—	—	—	—	—	—	—	—	(12,284,721)	(44,330)	(12,329,051)
Balance as of June 30, 2023	10,959,165	$10,959	3,348,988	$3,349	580,970	$581	9,935,006	$9,936	$49,146,674	$(33,723,563)	$(44,330)	$15,403,606

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2023	10,939,165	$10,939	3,346,358	$3,346	898,316	$899	9,807,461	$9,807	$49,875,530	$(10,073,191)	$(151,670)	$39,675,660
Stock options exercised	—	—	—	—	—	—	102,889	103	224,064	—	—	224,167
Issuance of Common Stock	—	—	—	—	581,803	582	—	—	8,249,389	—	—	8,249,971
Transfer of Common Stock	—	—	—	—	201,304	201	(201,304)	(201)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	—	(8,032)	(8)	(113,886)	—	—	(113,894)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,515,274	—	—	1,515,274
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(2,063)	—	(2,063)
Net loss	—	—	—	—	—	—	—	—	—	(37,326,897)	(43,210)	(37,370,107)
Balance as of June 30, 2024	10,939,165	$10,939	3,346,358	$3,346	1,681,423	$1,682	9,701,014	$9,701	$59,750,371	$(47,402,151)	$(194,880)	$12,179,008

Balance as of December 31, 2022	10,959,165	$10,959	3,348,988	$3,349	52,056	$52	9,912,072	$9,912	$41,215,939	$(19,239,049)	$—	$22,001,162
Stock options exercised	—	—	—	—	—	—	22,934	24	15,651	—	—	15,675
Issuance of Common Stock	—	—	—	—	528,914	529	—	—	7,499,471	—	—	7,500,000
Stock-based compensation expense	—	—	—	—	—	—	—	—	415,613	—	—	415,613
Net loss	—	—	—	—	—	—	—	—	—	(14,484,514)	(44,330)	(14,528,844)
Balance as of June 30, 2023	10,959,165	$10,959	3,348,988	$3,349	580,970	$581	9,935,006	$9,936	$49,146,674	$(33,723,563)	$(44,330)	$15,403,606

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,370,107)	$(14,528,844)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	524,206	406,063
Amortization of operating lease assets	343,521	329,555
Stock-based compensation expense	1,515,274	415,613
Net gain on digital assets	(732,410)	—
Investments in affiliates gain	(38,891)	(56,713)
Non-cash interest expense	—	12,031
Change in deferred income taxes	(4,403,068)	—
Change in operating assets and liabilities:
Accounts receivable	16,539,539	4,293,807
Physical media inventory	(279,532)	(2,448,487)
Prepaid expenses and other current assets	(990,694)	(2,852,707)
Certificate of deposit	—	154,187
Licensing receivables	(5,862,011)	—
Content	(317,747)	(208,642)
Other long-term assets	(15,000)	—
Accounts payable and accrued expenses	2,082,526	3,370,546
Accrued licensing royalties	(3,918,106)	(338,706)
Operating lease liabilities	(325,368)	(321,559)
Deferred revenue	3,768,831	1,773,493
Net cash and cash equivalents used in operating activities	(29,479,037)	(10,000,363)

Cash flows from investing activities:
Purchases of property and equipment	(244,581)	(39,356)
Issuance of note receivable	(1,352,311)	(1,667,213)
Collections of note receivable	1,688,769	2,750,116
Purchase of digital assets	(48,515)	(31,778)
Sale of digital assets	964,178	—
Investments in affiliates	39,458	(417,863)
Net cash and cash equivalents provided by investing activities	1,046,998	593,906

Cash flows from financing activities:
Repayment of notes payable	(15,784,423)	(2,000,000)
Receipt of notes payable	15,043,019	10,406,204
Repayment of accrued settlement costs	—	(112,163)
Exercise of stock options	224,167	15,675
Issuance of common stock	8,249,971	7,500,000
Repurchase of common stock	(113,894)	—
Debt financing fees	—	(293,443)
Net cash and cash equivalents provided by financing activities	7,618,840	15,516,273

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(2,063)	—

Net increase (decrease) in cash and cash equivalents	(20,815,262)	6,109,816

Cash and cash equivalents at beginning of period	25,201,425	10,721,628

Cash and cash equivalents at end of period	$4,386,163	$16,831,444

Supplemental disclosure of cash flow information:
Cash paid for interest	$949,124	$216,936

Supplemental schedule of noncash financing activities
Operating lease right-of-use assets and liabilities	$2,137,262	$—

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

1.Description of Organization and Summary of Significant Accounting Policies

Organization

The Company comprises Angel Studios, Inc. and its wholly owned subsidiaries Dry Bar Comedy, LLC (a Utah limited liability company organized on January 20, 2017), Angel Studios Licensing, LLC, (a Utah limited liability company organized on September 15, 2020), Angel Studios Production, LLC (a Utah limited liability company organized on July 6, 2021), Angel Studios OF I, LLC, (a Utah limited liability company organized on July 14, 2021), Angel Studios 001, Inc. (a Delaware Corporation organized on November 1, 2023), Angel Studios BHC, S.A., DE C.V. (an El Salvadoran public limited company organized on July 26, 2023), Angel Studios Licensing B.V., (a Netherlands private limited company organized on September 13, 2023), Angel Studios Distribution Limited (a United Kingdom limited company organized on September 13, 2023), Angel Acceleration Fund Management, LLC (a Delaware limited liability company organized on July 15, 2022), and Angel Acceleration Fund GP, LLC (a Delaware limited liability company organized on June 17, 2022) (collectively, the “Company”). Angel Studios, Inc. was originally organized as a Utah limited liability company on November 13, 2013. On February 7, 2014, the entity converted to a Delaware corporation. The Company’s mission is to share stories with the world that amplify light. This is done by aligning the Company’s interests with those of the creators and the audience and utilizing the wisdom of crowds to help guide decisions on the content that gets created.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2023 included in the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 13, 2024 (as amended, the “Registration Statement”).

As comprehensive income equals net income, separate statements of comprehensive income were not included in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Regularly, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

Digital Assets

In 2021, the Company saw a need to further diversify and maximize returns on cash balances that are not required to maintain adequate operating liquidity. As such, the Company implemented a policy that would allow for the investment of a portion of its cash in certain specified alternative reserve assets. Thereafter, the Company invested an aggregate of approximately $10,600,000 in Bitcoin (digital assets) under this policy as of December 31, 2021. The Company believes their Bitcoin holdings are highly liquid. However, digital assets may be subject to volatile market prices, which may be unfavorable at the time when the Company wants or needs to liquidate them. The Company will record an impairment of the digital asset during the reporting period if the fair value drops below the cost basis of the digital assets. An impairment of $1,717 was recognized during the six months ended June 30, 2024.

The Company sold Bitcoin holdings with a total book value of $230,051 for a net gain of $734,127 during the second quarter of 2024.

Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these financial statements. For the six months ended June 30, 2024, the Company incurred a net loss of approximately $37,400,000 and used cash in operating activities of approximately $29,500,000. The Company had an accumulated deficit of approximately $47,400,000 as of June 30, 2024. A significant portion of the net loss for the six months ended June 30, 2024, was due to a one-time contractual commitment for marketing spend on a theatrical release and increased marketing expenses to grow Angel Guild subscriptions. Management does not anticipate the same level of marketing spend as a percentage of revenue for future theatrical releases. The distribution agreement with the Chosen, which has generated significant past revenues, was canceled during the quarter ended June 30, 2024. The Company could also be required to make payments as a result of unfavorable outcomes of litigation. Management anticipates that the Company will continue to incur operating losses and use cash in operating activities for the rest of 2024 and into 2025.

Management is working to increase revenues through the growth of Angel Guild subscriptions, the Company’s pipeline of theatrical releases in the second half of 2024 and in 2025, and additional streaming agreements. The Company holds Bitcoin assets valued at approximately $9,916,000 as of June 30, 2024. The Company finances marketing activities for theatrical releases through print and advertising loan agreements with individual and institutional investors. Additionally, the Company has raised capital through the sale of common stock, generating approximately $7,500,000 during the year ended December 31, 2023, and approximately $8,250,000 during the six months ended June 30, 2024. Management believes it will be able to fund operating capital shortfalls for the next year through the issuance of debt and common stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling common stock on acceptable terms proves challenging, the Company would need to significantly cut back on operations, which could materially affect our financial condition and/or our ability to continue as a going concern.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of June 30, 2024, the allowance for doubtful accounts receivable was $239,431. As of December 31, 2023, the Company’s allowance for doubtful accounts receivable was $273,333.

Physical Inventory

Physical inventory consists of Apparel, DVDs, Blu-rays, books, and other merchandise purchased for resale, related to content Angel Studios is distributing. Physical inventory is recorded at average cost. The Company periodically reviews the physical media inventory for excess supply, obsolescence, and valuations above estimated realization amounts, and provides a reserve to cover these items. Management determined that no reserve for physical media inventory was necessary as of June 30, 2024, and December 31, 2023.

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

Notes Receivable

The Company enters into various notes receivables with filmmakers for marketing and other purposes. The Company records its notes receivable based on actual amounts loaned or paid for on behalf of the filmmaker. The Company also has a note receivable from the disposition of a business in 2021. The Company establishes specific reserves for those customer accounts identified with collection problems due to insolvency or other issues. The Company’s notes receivable are considered past due when payment has not been received within 30 days of the due date. The amounts of the specific reserves are estimated by management based on various assumptions including the customer’s financial position, age of the receivables, and changes in payment schedules and histories.

Notes receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0 as of June 30, 2024, and 2023.

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

Digital and Physical Media Revenue

The Company has partnered with creators to distribute the creators’ licensed original content and related merchandise. Physical media represents apparel, DVDs, Blu-rays, books, and other intellectual property. Digital delivery represents streaming-based delivery of content via the Company’s platforms. Revenue is recognized as products are delivered upon streaming, or upon shipment of physical media. Digital and physical media revenue is recognized at a point in time – when streamed digitally, or when physically shipped. Physical media revenue for the three months ended June 30, 2024, and 2023, was $745,181 and $3,808,032, respectively, and for the six months ended June 30, 2024, and 2023, was $2,612,373 and $7,186,561, respectively. Digital media revenue for the three months ended June 30, 2024, and 2023, was $491,007 and $144,082, respectively and for the six months ended June 30, 2024, and 2023, was $1,083,284 and $297,105, respectively.

Pay it Forward Revenue

Pay it Forward revenue consists of payments made from customers who want to keep the Company’s content free to general users and help create future episodes and seasons of their favorite shows. Pay it Forward revenues are reported as Pay it Forward revenue in the condensed consolidated statements of operations in accordance with ASC Topic 958, Not-for-Profit Entities. Pay it Forward revenue (excluding theatrical Pay it Forward receipts) for the three months ended June 30, 2024, and 2023, was $1,200,298 and $9,291,021, respectively, and for the six months ended June 30, 2024, and 2023, was $4,788,232 and $23,091,896, respectively.

The Company also collects Pay it Forward payments for the Company’s upcoming or current theatrical releases. These collections are used to offset the cost the Company incurs to purchase free or discounted tickets, (“ticket redemption expenses”), for people who may not have otherwise been able to watch the film. If total theatrical Pay it Forward payments are in excess of total ticket redemption expenses, the excess amount will initially be included on the Company’s financial statements as deferred revenue. Deferred revenue will be recognized as Pay it Forward revenue during a reporting period if future ticket redemption expenses are expected to be less than the deferred revenue balance. During the three and six months ended June 30, 2024, and 2023, the Company recognized no Pay it Forward revenue specific to theatrical releases. As of June 30, 2024, and December 31, 2023, the Company had $782,125 and $850,225, respectively, of deferred revenue related to Pay it Forward specific to theatrical release. This is expected to be redeemed with free or discounted tickets or recognized as revenue during the next 12 months.

Angel Guild Revenue

The Angel Guild is a membership that gives certain benefits, such as early access to certain content or the ability to vote on future content, to paying members. Members have the option to pay either on a monthly or annual basis and payments for memberships are initially recorded as deferred revenue. Revenue is recognized on a straight-line basis over the subscription period. Angel Guild revenue for the three months ended June 30, 2024, and 2023, was $7,576,999 and $47,978, respectively and for the six months ended June 30, 2024,  and 2023, was $12,239,312 and $47,978, respectively. As of June 30, 2024, and December 31, 2023, the Company had $6,257,345 and $2,382,251, respectively, of deferred revenue related to Angel Guild revenue. This is expected to be recognized as revenue during the next 12 months.

Theatrical Release Revenue

Prior to the digital release of licensed content, the Company might provide the option to release content as part of a theatrical release. Revenue from these events is recognized at a point in time – when the theatrical showing takes place. The Company will negotiate the terms of the theatrical distribution window (ranging from a few weeks to a few months), profit sharing percentage, and collection terms with the theater owners prior to the release. Theatrical release revenue fluctuates depending on the timing and scale of theatrical showings. Theatrical release revenue for the three months ended June 30, 2024, and 2023, was $4,492,280 and $4,596,313, respectively and for the six months ended June 30, 2024, and 2023, was $12,876,923 and $5,504,967, respectively.

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

Sales or usage based royalties represent amounts due to us based on the “sale” or “usage” of our content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when we license completed content (with standalone functionality, such as a movie, or television show), our performance obligation will be satisfied prior to the sale or usage. The actual amounts due to us under these arrangements are typically not reported to us until several months after the close of the reporting period. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from our customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While we believe these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than our estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the June 30, 2024 and 2023 periods have been immaterial.

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

Content licensing revenue for the three months ended June 30, 2024, and 2023, was $1,495,733 and $1,552,075, respectively and for the six months ended June 30, 2024, and 2023, was $10,968,469 and $3,097,219, respectively. As of June 30, 2024, and December 31, 2023, the Company had $0 and $71,658, respectively, of deferred revenue related to content licensing.

Other Revenue

Other revenue consists of tickets to Dry Bar Comedy shows and other events, concession sales, general and administrative management fees, and in-app advertising. Other revenue is recognized when the services are performed or when the event takes place. Other revenue for the three months ended June 30, 2024, and 2023, was $504,928 and $140,207, respectively and for the six months ended June 30, 2024, and 2023, was $796,039 and $242,715, respectively.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to the Company is computed by dividing income (loss) attributable to the Company by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to the Company gives effect to all dilutive potential shares that are outstanding during the period (if any) and excludes stock options that are anti-dilutive as a result of any net losses during the period.

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

2.Notes Payable

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

In June 2023, the Company closed on a round of crowdfunding for P&A expenses, in anticipation of the release of the Sound of Freedom film, in exchange for revenue participation rights of the film. The revenue participation rights allow each investor the right to receive an amount not to exceed 120% (initial investment plus a 20% return) of their crowdfunded amount. The investors have first priority on the cash receipts to the Company of the film and shall be paid in full before any other claims from the film are paid. The money raised was approximately $5 million. The payback date was based on the timing of cash collections from the theatrical run of the film and was payable, directly to the investors. The $5 million was recorded as notes payable and the 20% return was accrued over the term of the note and recorded as interest expense on the consolidated statements of operations. Issuance costs for this raise were approximately

$300,000, which was recorded as a note discount. As of December 31, 2023, the notes and interest had been repaid, and the note discount had been fully amortized.

During 2023, the Company entered into several additional rounds of P&A expense raises with institutional investors, in anticipation of the release of several different films, in exchange for revenue participation rights of the films. The revenue participation rights allow each institutional investor the right to receive an amount not to exceed 110% (initial investment plus a 10% return) of their invested amount. The institutional investors have first priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims from the film are paid. The money raised was approximately $20,985,000 which was recorded as notes payable and the 10% return was accrued over the term of the notes and recorded as interest expense on the condensed consolidated statements of operations. The payback dates were based on the timing of cash collections from the various theatrical runs of the films. There were no issuance costs related to these raises. As of December 31, 2023, $17,000,000 of the notes and $1,700,000 in related interest had been repaid. All remaining principal and interest was paid back in the first quarter of 2024.

In February 2024, the Company entered into a revolving P&A loan agreement with a related-party. See Note 5 to the condensed consolidated financial statements included herein for further discussion.

In May 2024, the Company entered into P&A expense raises totaling $3,000,000. The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The principal balance is payable along with a 10% coupon on the total loans, and is expected to mature within the next year.

On May 7, 2024, the Company entered into a short-term loan agreement for $500,000 with a 10% interest rate and maturity date of 100 days.

3.Commitments and Contingencies

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

4.Common Stock

The Company has authorized capital stock consisting of 85,000,000 shares of common stock, par value $0.001 per share, of which 27,500,000 shares have been designated as Class A Common Stock, 4,000,000 have been designated as Class B Common Stock, 38,000,000 have been designated as Class C Common Stock, and 15,500,000 have been designated as Class F Common Stock (collectively, the “Common Stock”).

Loss per Share

The following table represents the Company’s loss per share for the three and six months ending June 30:

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Numerator:
Net loss attributable to controlling interests	$(22,482,813)	$(12,284,721)	$(37,326,897)	$(14,484,514)

Denominator:
Weighted average basic shares outstanding	25,276,878	24,824,083	25,138,698	24,672,693
Effect of dilutive shares	—	—	—	—
Weighted average diluted shares	25,276,878	24,824,083	25,138,698	24,672,693

Basic loss per share	$(0.889)	$(0.495)	$(1.485)	$(0.587)
Diluted loss per share	$(0.889)	$(0.495)	$(1.485)	$(0.587)

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive.  All potential common shares were anti-dilutive as a result of the Company’s net losses during the period presented.  If the Company had income during the periods presented, the number of dilutive shares should be 1,617,912 and 1,062,335 for the three months ended June 2024 and 2023, respectively, and 1,596,761 and 1,021,570 for the six months ended June 2024 and 2023, respectively.

5.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers, and stockholders. During the three months ended June 30, 2024, and 2023, the Company incurred expenses of $81,915 and $231,500, respectively, to the related party for marketing services. During the six months ended June 30, 2024, and 2023, the Company incurred expenses of $303,370 and $333,650, respectively, to the related party for marketing services.

In July 2021, the Company purchased a 50% interest in the entity that owns the building in which the Company leases its office space from. Lease payments made during the period of related party ownership were $146,172 and $104,700 for the three months ended June 30, 2024, and 2023, respectively, and $252,506 and $241,150 for the six months ended June 30, 2024, and 2023, respectively.

In July 2022, the Company purchased an 8% interest in an entity (“Tuttle Twins, LLC”) that is partially owned by one or more of the Company’s directors, officers, and stockholders. This entity produces content for the Company’s platforms. The total purchase price was $1,747,980. In 2023, the Company entered into negotiations to acquire this entity in full. While negotiations are ongoing, the Company agreed to fund the operations of the entity. The Company funded a total of $900,000 in 2023. During the first six months of 2024, the Company funded an additional $2,700,000 related to supporting operations of the entity which was expensed by the Company during 2024.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100% owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was set up for the specific purpose of raising up to $15,000,000 in P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 110% (initial investment plus a 10% return) of their invested amount. Angel P&A has priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims, with the exception of crowdfunding

P&A raised (if any) which would take first priority, from the film are paid. An initial draw of $10,000,000 took place in March 2024 and was paid back in June 2024 along with the 10% return. Once Angel P&A receives the repayment on these notes, the interest portion will be distributed to the institutional investors and the original investment can either remain at Angel P&A for additional P&A loans needed by Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. As of June 30, 2024, and December 31, 2023, $0 and $0, respectively, of notes payable and related interest was due to Angel P&A.

6.Subsequent Events

Subsequent events have been evaluated through August 14, 2024, which is the date the condensed consolidated financial statements were available to be issued.

In July 2024, the Company sold an aggregate of 219,767 shares of its Class C Common Stock to various purchasers, including certain of its executive officers and directors.  The price of the Class C Common Stock was $14.18 per share.

In July 2024, the Company drew $2,000,000 from the revolving P&A loan agreement with Angel P&A.  The draw amount, along with a 10% coupon on the aggregate amount drawn, is repayable pursuant to a note with a maturity date in September 2024.

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

The second project launched for distribution by Angel Studios was Dry Bar Comedy. Several hundred episodes later, Dry Bar Comedy is now one of the largest collections of clean stand-up comedy in the world with over 5 billion views, and is enjoyed by audiences of all ages.

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

During 2023, Angel Studios made headlines with the launch of our new theatrical division and release of “His Only Son,” which on June 30, 2023, debuted at #3 in the U.S. box office according to distributor data provided to TheNumbers.com (https://www.the-numbers.com/box-office-chart/daily/2023/03/31). On July 4, 2023, we once again garnered attention with the theatrical release of “Sound of Freedom,” which debuted at #1 in the U.S. box office according to distributor data provided to TheNumbers.com (https://www.the-numbers.com/box-office-chart/daily/2023/07/04). Subsequent release dates for international locations followed. Our innovative theatrical strategy combines the power of the Angel Guild’s predictive capabilities in identifying movies that deserve a theatrical release with the efficiency of crowdfunding the prints and advertising (“P&A”) funds needed to market the film. In addition, using our self-developed and controlled “Theatrical Pay it Forward” technology, we are able to offer a community-based in-person cinema experience whereby, after experiencing a film in the theater, people have the opportunity to share that experience with others by purchasing tickets, through our Angel app or on our website, for those who would not otherwise watch the film at a theater. The Theatrical Pay it Forward technology combines standard payment processing technology with a streamlined redemption process that allows recipients of the Theatrical Pay it Forward tickets to select a theater and showtime of their choosing for the respective film.

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

The Company was originally called VidAngel. In March 2021, the Company was renamed to Angel Studios.

Results of Operations

The following represents our performance highlights for the three months ended June 30, 2024, as compared to the three months ended ended June 30, 2023:

	For the Three Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
Revenues	$16,506,426	$19,579,708	$(3,073,282)	(16)%
Cost of revenues	9,580,358	8,757,626	822,732	9%
Selling and marketing	16,535,366	16,277,624	257,742	2%
General and administrative	4,670,798	3,405,638	1,265,160	37%
Research and development	3,668,698	3,208,584	460,114	14%
Legal expense	5,280,402	370,174	4,910,228	1,326%
Net gain on digital assets	(732,410)	—	(732,410)	100%
Operating loss	(22,496,786)	(12,439,938)	(10,056,848)	81%
Interest expense	(945,279)	(217,590)	(727,689)	334%
Interest income	936,241	328,477	607,764	185%
Net loss	$(22,505,824)	$(12,329,051)	$(10,176,773)	83%

Revenues

During the three months ended June 30, 2024, the decrease in revenues was due to several factors: 1) Pay it Forward revenue decreased by $8.1 million as a result of season 3 of The Chosen being released on our platform during the second quarter of 2023 with no similar releases occurring during the second quarter of 2024, as well as our focus transitioning away from Pay it Forward and focusing more on the Angel Guild; and 2) digital and physical media sales decreased by $2.7 million as sales have not been as strong during 2024 compared to 2023.  Both of these decreases were offset by an increase in Angel Guild revenue of $7.5 million.

Operating Expenses

Our cost of revenues increased during the second quarter of 2024 as a result of increased licensing and royalty costs. Sales and marketing expense remained relatively flat as we continue to heavily promote the Angel Guild and increasing memberships, as well as current and future theatrical releases. As the Company continues to bring on additional content, drive Angel Guild memberships, and promote future theatrical releases, this cost is expected to continue to rise.

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

The increase in interest expense is related to a higher amount of print and advertising notes entered into and outstanding during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The increase in interest income is the result of a more favorable rate environment for cash deposits, and from the Company’s cash reserves being moved to higher interest-bearing accounts during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The following represents our performance highlights for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023:

	For the Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
Revenues	$45,364,632	$39,468,441	$5,896,191	15%
Cost of revenues	23,231,209	18,400,640	4,830,569	26%
Selling and marketing	38,291,678	21,915,396	16,376,282	75%
General and administrative	9,913,236	7,094,067	2,819,169	40%
Research and development	8,033,936	6,278,432	1,755,504	28%
Legal expense	8,709,589	464,043	8,245,546	1,777%
Net gain on digital assets	(732,410)	—	(732,410)	100%
Operating loss	(42,082,606)	(14,684,137)	(27,398,469)	187%
Interest expense	(1,517,070)	(335,188)	(1,181,882)	353%
Interest income	1,826,501	490,481	1,336,020	272%
Loss before income tax benefit	(41,773,175)	(14,528,844)	(27,244,331)	188%
Income tax benefit	(4,403,068)	—	(4,403,068)	100%
Net loss	$(37,370,107)	$(14,528,844)	$(22,841,263)	157%

Revenues

During the six months ended June 30, 2024, the increase in revenues was due to several factors: 1) our theatrical release revenues increased by $7.4 million as a result two theatrical releases during this period in 2024 compared to just one theatrical release during this period in 2023; 2) Angel Guild revenue increased by $12.2 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as the Angel Guild did not launch until the second quarter of 2023; 3) content licensing revenue increased by $7.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, mainly as a result of the performance obligations being completed during this period in 2024 for content licensing deals whereas no similar deals took place during this period in 2023; and 4) TVOD and EST revenue increased by $800k during the six months ended June 30, 2024 as a result of increased content being offered for sale or rental when compared to the six months ended June 30, 2023.  This increase in revenues was offset by 1) a decrease in Pay it Forward revenue of $18.3 million, largely as a result of season 3 of The Chosen being released on our platform during this period in 2023 and no similar releases occurring during this period in 2024 as well as our focus transitioning away from Pay it Forward and focusing more on the Angel Guild; and 2) digital and physical media sales decreased by $3.8 million as sales have not been as strong during 2024 compared to 2023.

Operating Expenses

Our cost of revenues increased during the second quarter of 2024 as the increased revenues resulted in higher distribution, licensing, and royalty costs. The increase in sales and marketing expense was primarily due to the promotion of the Angel Guild and increasing memberships, as well as current and future theatrical releases. As the Company continues to bring on additional content, drive Angel Guild memberships, and promote future theatrical releases, this cost is expected to continue to rise.

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

The increase in interest expense is related to a higher amount of print and advertising notes entered into and outstanding during the six months ended June 30, 2024, compared the six months ended June 30, 2023.

The increase in interest income is the result of a more favorable rate environment for cash deposits, and from the Company’s cash reserves being moved to higher interest-bearing accounts during the six months ended June 30, 2024, compared the six months ended June 30, 2023.

The Company recognized an income tax benefit during the six months ended June 30, 2024, compared to no benefit during the six months ended June 30, 2023, as a result of releasing our income tax valuation allowance during the third quarter of 2023.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	June 30, 2024	December 31, 2023	2024 vs. 2023
Cash and cash equivalents	$4,386,163	$25,201,425	$(20,815,262)	(83)%
Accrued settlement costs	4,502,047	4,625,854	(123,807)	(3)%
Notes payable	3,542,680	4,160,277	(617,597)	(15)%

Cash and cash equivalents decreased $20.8 million in the six months ended June 30, 2024, primarily due to cash used in operating activities of $29.5 million offset by the net proceeds of issuance of Common Stock of $8.2 million.

To date, we have funded a significant portion of our operations through private and public offerings of Common Stock and raise of money through notes payable. As of June 30, 2024, we had cash on hand of approximately $4.4 million. We have accrued settlement costs in the amount of $4.5 million, payable over forty-one (41) remaining equal quarterly installments of $176,786. The expense was recorded at the present value of the obligation with an imputed interest rate of 10%. The short-term obligation related to these settlement costs as of June 30, 2024 was $266,735, and the long-term portion is $4,235,312. We also had notes payable for print and advertising notes in the amount of $3,542,680 with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid by the end of 2024. As we continue to grow, we expect to raise additional funds to cover any shortfall in operating needs. We project that our existing capital resources, including cash, accounts receivables, licensing receivables, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next 12 months.

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these financial statements. For the six months ended June 30, 2024, the Company incurred a net loss of approximately $37,300,000 and used cash in operating activities of approximately $29,500,000. The Company had an accumulated deficit of approximately $47,400,000 as of June 30, 2024. A significant portion of the net loss for the six months ended June 30, 2024, was due to a one-time contractual commitment for marketing spend on a theatrical release and increased marketing expenses to grow Angel Guild subscriptions. Management does not anticipate the same level of marketing spend as a percentage of revenue for future theatrical releases. The distribution agreement with the Chosen, which has generated significant past revenues, was canceled during the quarter ended June 30, 2024. The Company could also be required to make payments as a result of unfavorable outcomes of litigation. Management anticipates that the Company will continue to incur operating losses and use cash in operating activities for the rest of 2024 and into 2025.

Management is working to increase revenues through the growth of Angel Guild subscriptions, the Company’s pipeline of theatrical releases in the second half of 2024 and in 2025, and additional streaming agreements. The Company holds Bitcoin assets valued at approximately $9,916,000 as of June 30, 2024. The Company finances marketing activities for theatrical releases through print and advertising loan agreements with individual and institutional investors. Additionally, the Company has raised capital through the sale of common stock, generating approximately $7,500,000 during the year ended December 31, 2023, and approximately $8,250,000 during the six months ended June 30, 2024. Management believes it will be able to fund operating capital shortfalls for the next year through the issuance of debt and common stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling common stock on acceptable terms proves challenging, the Company would need to significantly cut back on operations, which could materially affect our financial condition and/or our ability to continue as a going concern.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows used in operating activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

	For the Six Months Ended June 30,
	2024	2023	Net Change
Net cash and cash equivalents used in operating activities	$(29,479,037)	$(10,000,363)	$(19,478,674)

Cash flows used in operating activities for the six months ended June 30, 2024 was $29.5 million compared to cash flows used in operating activities of $10.0 million for the six months ended June 30, 2023. The decrease in cash provided by operating activities during 2024 is due largely to the net loss generated during this period, an increase in licensing receivables of $5.9 million due to increased licensing revenues, an increase in accrued licensing royalties of $3.9 million as a result of increased revenues from theatrical releases, and a change in deferred income taxes of $4.4 million.

Investing Activities. Cash flows provided by investing activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

	For the Six Months Ended June 30,
	2024	2023	Net Change
Purchases of property and equipment	$(244,581)	$(39,356)	$(205,225)
Issuance of note receivable	(1,352,311)	(1,667,213)	314,902
Collections of note receivable	1,688,769	2,750,116	(1,061,347)
Purchase of digital assets	(48,515)	(31,778)	(16,737)
Sale of digital assets	964,178	—	964,178
Investments in affiliates	39,458	(417,863)	457,321
Net cash and cash equivalents provided by investing activities	$1,046,998	$593,906	$453,092

Cash flows provided by investing activities for the six months ended June 30, 2024 was $1,046,998 compared to cash flows provided by investing activities $593,906 for the six months ended June 30, 2023. Both periods saw moderate activity in issuing and collecting repayments on notes receivable, with more collections during 2023 being the result of several of our filmmakers paying us back for our crowdfunding services during each period (see “Notes Receivable” under Notes to the Condensed Consolidated Financial Statements section). We also sold some of our digital assets, which resulted in a gain of $734,127, during the 2024 period.

Financing Activities. Cash flows provided by financing activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

	For the Six Months Ended June 30,
	2024	2023	Net Change
Repayment of notes payable	$(15,784,423)	$(2,000,000)	$(13,784,423)
Receipt of notes payable	15,043,019	10,406,204	4,636,815
Repayment of accrued settlement costs	—	(112,163)	112,163
Exercise of stock options	224,167	15,675	208,492
Issuance of common stock	8,249,971	7,500,000	749,971
Repurchase of common stock	(113,894)	—	(113,894)
Debt financing fees	—	(293,443)	293,443
Net cash and cash equivalents provided by financing activities	$7,618,840	$15,516,273	$(7,897,433)

Cash flows provided by financing activities for the six months ended June 30, 2024 were $7,618,840 compared to cash flows provided by financing activities of $15,516,273 for the six months ended June 30, 2023. During the 2024 period, the Company raised $8.2 million with issuance of Common Stock and $15.0 million for print and advertising related activities and repaid $15.8 million for print and advertising related activities during the same period. During the 2023 period, the Company raised $7.5 million with issuance of Common Stock and $10.4 million for print and advertising related activities and repaid $2.0 million for print and advertising related activities during the same period.

Trends and Key Factors Affecting Our Performance

Our business has historically generated a moderate portion of our total revenue from distribution activities related to our Content License Agreement with The Chosen dated October 18, 2022 (the “Chosen Agreement”). The Chosen Agreement outlined the current contractual arrangement between the parties. Revenue from distribution activities related to the Chosen Agreement has accounted for a moderate percentage of our revenue.

On April 4, 2023, The Chosen initiated private binding arbitration against the Company alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which the Company was granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivative thereof. On May 28, 2024, the arbitrator in the arbitration proceedings issued the Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30,000, plus costs and potential recovery of an allocable portion of its attorney fees, the amounts of which, if any, will be determined in the Phase 2 Proceedings. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

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

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model or the Monte Carlo pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management’s estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in our stock-based compensation expense amounts in the future. The fair value of the Common Stock underlying the employee stock options is estimated using third party valuations, including market, income, and cost valuation approaches.

Other Estimates

See Note 1 to the accompanying condensed consolidated financial statements included herein for further discussion.

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of June 30, 2024, we had no outstanding variable rate indebtedness, and we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Chosen Arbitration

Our business has historically generated a significant portion of our total revenue from distribution activities related to the Chosen Agreement. The Chosen Agreement outlined the  contractual arrangement between the parties pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof. Revenue from distribution activities related to the Chosen Agreement has historically accounted for a large percentage of our revenue.

On April 4, 2023, The Chosen initiated private binding arbitration against the Company alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which the Company was granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivative thereof.  On May 28, 2024, the arbitrator in the arbitration proceedings issued the Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Award granted The Chosen monetary damages in the amount of $30,000, plus costs and potential recovery of an allocable portion of its attorney fees, the amounts of which, if any, will be determined in the Phase 2 Proceedings. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

The Company disagrees with the arbitrator’s decision regarding the breach of contract claims and the termination of the Chosen Agreement and intends to seek appellate review of the the Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement, following the Phase 2 Proceedings and the subsequent issuance of the Arbitration Award. Unless and until a favorable outcome of such appellate review is determined, the Company will fully comply with the Interim Arbitration Award and the Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024. As a result of this ruling, we will likely experience a material adverse impact on our business, results of operations, and financial condition.

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

A significant amount of our revenue has been derived from the a licensing agreement with The Chosen. The termination of this agreement will reduce our revenues and adversely affect our operating results.

Historically, a significant amount of our revenue has been derived from distribution activities related to the a licensing agreement we had with The Chosen. Revenues recognized during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 and derived from the Chosen Agreement were $40 million, $68 million, and $116 million, respectively.

On April 4, 2023, The Chosen initiated private binding arbitration against the Company alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which the Company was granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivative thereof.  On May 28, 2024, the arbitrator in the arbitration proceedings issued the Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Award granted The Chosen monetary damages in the amount of $30,000, plus costs and potential recovery of an allocable portion of its attorney fees, the amounts of which, if any, will be determined in the Phase 2 Proceedings. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

The Company disagrees with the arbitrator’s decision regarding the breach of contract claims and the termination of the Chosen Agreement and intends to seek appellate review of the the Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement, following the Phase 2 Proceedings and the subsequent issuance of the Arbitration Award. Unless and until a favorable outcome of such appellate review is determined, the Company will fully comply with the Interim Arbitration Award and the Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024. As a result of this ruling, we will likely experience a material adverse impact on our business, results of operations, and financial condition

We rely upon a number of partners to make our service available on their devices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

5(a):

None.

5(b):

None.

5(c):

During the three months ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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
101

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to combined consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGEL STUDIOS, INC.

DATE: August 14, 2024	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer
(Principal Executive Officer)

DATE: August 14, 2024	/s/ Patrick Reilly
Patrick Reilly
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)