Form 10-Q
period 2024-09-30
Angel Studios, Inc.
filed 2024-11-14
CIK 1671941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒
Smaller reporting company	☐	Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of October 31, 2024:

Class A Common Stock: 11,272,693 shares

Class B Common Stock: 3,007,584 shares

Class C Common Stock: 2,913,210 shares

Class F Common Stock: 9,752,381 shares

ANGEL STUDIOS, INC.

FORM 10-Q

September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,343,602	$25,201,425
Accounts receivable, net	4,547,730	24,140,903
Current portion of long-term licensing receivables, net	10,894,481	7,851,505
Physical media inventory	3,063,598	2,843,681
Current portion of notes receivable	540,036	707,508
Investment capital receivable	4,925,053	—
Prepaid expenses and other	6,653,504	4,316,577
Total current assets	41,968,004	65,061,599

Long-term licensing receivables, net	12,269,028	11,279,260
Notes receivable, net of current portion	4,304,517	4,502,079
Property and equipment, net	911,583	1,212,056
Content, net	1,748,926	1,389,588
Intangibles, net	1,935,418	1,987,190
Digital assets	2,422,813	2,961,790
Investments in affiliates	5,586,976	4,503,153
Operating lease right-of-use assets	2,913,607	1,286,237
Other long-term assets	8,993,311	4,075,243
Total assets	$83,054,183	$98,258,195

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,943,769	$3,169,248
Accrued expenses	10,120,821	6,297,230
Current portion of accrued licensing royalties	18,925,247	25,958,085
Notes payable	3,168,729	4,160,277
Current portion of operating lease liabilities	654,128	364,633
Deferred revenue	10,044,834	3,920,648
Current portion of accrued settlement costs	273,404	253,882
Total current liabilities	45,130,932	44,124,003

Accrued settlement costs, net of current portion	4,164,409	4,371,972
Accrued licensing royalties, long-term	9,370,043	9,125,409
Operating lease liabilities, net of current portion	2,330,526	961,151
Total liabilities	$60,995,910	$58,582,535

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 85,000,000 shares authorized; 26,611,335 and 24,991,329 shares issued and outstanding, respectively	$26,610	$24,991
Additional paid-in capital	83,528,063	49,875,530
Noncontrolling interests	(239,073)	(151,670)
Accumulated deficit	(61,257,327)	(10,073,191)
Total stockholders’ equity	22,058,273	39,675,660
Total liabilities and stockholders’ equity	$83,054,183	$98,258,195

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Licensed content and other revenue	$18,416,499	$105,231,695	$58,992,899	$121,608,240
Pay it Forward revenue	1,704,667	7,790,459	6,492,899	30,882,355
Total revenue	20,121,166	113,022,154	65,485,798	152,490,595

Operating expenses:
Cost of revenues	8,107,950	46,037,758	31,339,159	64,438,397
Selling and marketing	16,602,045	28,814,600	54,893,723	51,733,879
General and administrative	6,059,396	7,110,171	15,972,632	13,219,825
Research and development	3,168,016	3,535,760	11,201,952	9,794,724
Legal expense	1,328,090	322,493	10,037,679	786,536
Net loss (gain) on digital assets	(862,479)	3,599	(1,594,889)	3,599
Total operating expenses	34,403,018	85,824,381	121,850,256	139,976,960
Operating income (loss)	(14,281,852)	27,197,773	(56,364,458)	12,513,635

Other income (expense):
Interest expense	(452,177)	(3,005,434)	(1,969,247)	(3,340,622)
Interest income	754,561	523,367	2,581,062	1,013,848
Total other income (expense), net	302,384	(2,482,067)	611,815	(2,326,774)
Income (loss) before income tax benefit	(13,979,468)	24,715,706	(55,752,643)	10,186,861
Income tax benefit	(80,099)	(897,581)	(4,483,167)	(897,581)
Net income (loss)	$(13,899,369)	$25,613,287	$(51,269,476)	$11,084,442

Net loss attributable to noncontrolling interests	(44,193)	(38,519)	(87,403)	(82,849)
Net income (loss) attributable to controlling interests	$(13,855,176)	$25,651,806	$(51,182,073)	$11,167,291

Net income (loss) per common share - basic	$(0.534)	$1.033	$(2.014)	$0.452
Net income (loss) per common share - diluted	$(0.534)	$0.993	$(2.014)	$0.434

Weighted average common shares outstanding - basic	25,944,793	24,828,827	25,409,358	24,725,309
Weighted average common shares outstanding - diluted	25,944,793	25,836,081	25,409,358	25,712,325

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of June 30, 2024	10,939,165	$10,939	3,346,358	$3,346	1,681,423	$1,682	9,701,014	$9,701	$59,750,371	$(47,402,151)	$(194,880)	$12,179,008
Stock options exercised	—	—	—	—	—	—	75,798	76	233,577	—	—	233,653
Issuance of Common Stock, net of fees	—	—	—	—	888,377	888	—	—	23,368,600	—	—	23,369,488
Transfer of Common Stock	333,528	334	(334,644)	(335)	19,116	19	(18,000)	(18)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	(10,379)	(11)	(10,421)	(11)	(486,163)	—	—	(486,185)
Stock-based compensation expense	—	—	—	—	—	—	—	—	661,678	—	—	661,678
Net loss	—	—	—	—	—	—	—	—	—	(13,855,176)	(44,193)	(13,899,369)
Balance as of September 30, 2024	11,272,693	$11,273	3,011,714	$3,011	2,578,537	$2,578	9,748,391	$9,748	$83,528,063	$(61,257,327)	$(239,073)	$22,058,273

Balance as of June 30, 2023	10,959,165	$10,959	3,348,988	$3,349	580,970	$581	9,935,006	$9,936	$49,146,674	$(33,723,564)	$(44,330)	$15,403,605
Stock options exercised	—	—	—	—	—	—	5,977	5	1,655	—	—	1,660
Stock-based compensation expense	—	—	—	—	—	—	—	—	269,948	—	—	269,948
Net income	—	—	—	—	—	—	—	—	—	25,651,806	(38,519)	25,613,287
Balance as of September 30, 2023	10,959,165	$10,959	3,348,988	$3,349	580,970	$581	9,940,983	$9,941	$49,418,277	$(8,071,758)	$(82,849)	$41,288,500

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2023	10,939,165	$10,939	3,346,387	$3,346	898,316	$899	9,807,461	$9,807	$49,875,530	$(10,073,191)	$(151,670)	$39,675,660
Stock options exercised	—	—	—	—	—	—	178,687	179	457,641	—	—	457,820
Issuance of Common Stock, net of fees	—	—	(29)	—	1,470,180	1,470	—	—	31,617,989	—	—	31,619,459
Transfer of Common Stock	333,528	334	(334,644)	(335)	220,420	220	(219,304)	(219)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	(10,379)	(11)	(18,453)	(19)	(600,049)	—	—	(600,079)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,176,952	—	—	2,176,952
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(2,063)	—	(2,063)
Net loss	—	—	—	—	—	—	—	—	—	(51,182,073)	(87,403)	(51,269,476)
Balance as of September 30, 2024	11,272,693	$11,273	3,011,714	$3,011	2,578,537	$2,578	9,748,391	$9,748	$83,528,063	$(61,257,327)	$(239,073)	$22,058,273

Balance as of December 31, 2022	10,959,165	$10,959	3,349,017	$3,349	52,056	$52	9,912,072	$9,912	$41,215,939	$(19,239,049)	$—	$22,001,162
Stock options exercised	—	—	—	—	—	—	28,911	29	17,305	—	—	17,334
Issuance of Common Stock, net of fees	—	—	(29)	—	528,914	529	—	—	7,499,472	—	—	7,500,001
Stock-based compensation expense	—	—	—	—	—	—	—	—	685,561	—	—	685,561
Net income	—	—	—	—	—	—	—	—	—	11,167,291	(82,849)	11,084,442
Balance as of September 30, 2023	10,959,165	$10,959	3,348,988	$3,349	580,970	$581	9,940,983	$9,941	$49,418,277	$(8,071,758)	$(82,849)	$41,288,500

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(51,269,476)	$11,084,442
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	768,130	654,254
Amortization of operating lease assets	509,892	497,141
Stock-based compensation expense	2,176,952	685,561
Net gain on digital assets	(1,594,889)	3,599
Investments in affiliates gain	(50,307)	(106,060)
Non-cash interest expense	—	305,270
Change in deferred income taxes	(4,403,068)	(4,340,446)
Change in operating assets and liabilities:
Accounts receivable	19,593,173	(30,242,384)
Physical media inventory	(219,917)	(2,510,956)
Prepaid expenses and other current assets	(2,336,927)	(2,320,631)
Certificate of deposit	—	154,187
Licensing receivables	(4,032,744)	—
Content	(503,296)	(296,096)
Other long-term assets	(515,000)	—
Accounts payable and accrued expenses	2,937,860	7,521,889
Accrued licensing royalties	(6,788,204)	35,785,711
Operating lease liabilities	(478,392)	(487,341)
Deferred revenue	6,124,186	3,034,081
Net cash and cash equivalents provided by (used in) operating activities	(40,082,027)	19,422,221

Cash flows from investing activities:
Purchases of property and equipment	(271,927)	(386,311)
Issuance of note receivable	(1,455,279)	(2,042,255)
Collections of note receivable	1,820,313	3,669,396
Purchase of digital assets	(48,515)	(76,966)
Sale of digital assets	2,182,381	—
Investments in affiliates	(1,033,516)	(770,391)
Net cash and cash equivalents provided by investing activities	1,193,457	393,473

Cash flows from financing activities:
Repayment of notes payable	(18,562,356)	(26,775,579)
Receipt of notes payable	17,043,019	24,710,485
Exercise of stock options	457,820	39,258
Issuance of common stock	26,901,019	7,500,000
Fees related to issuance of common stock	(206,613)	—
Repurchase of common stock	(600,079)	(21,922)
Debt financing fees	—	(305,271)
Net cash and cash equivalents provided by financing activities	25,032,810	5,146,971

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(2,063)	—

Net increase (decrease) in cash and cash equivalents	(13,857,823)	24,962,665

Cash and cash equivalents at beginning of period	25,201,425	10,721,628

Cash and cash equivalents at end of period	$11,343,602	$35,684,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$456,144	$3,544,216

Supplemental schedule of noncash financing activities
Operating lease right-of-use assets and liabilities	$2,137,262	$2,406,886
Investment capital receivable	$4,925,053	$—

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

1.Description of Organization and Summary of Significant Accounting Policies

Organization

The Company comprises Angel Studios, Inc. and its wholly owned subsidiaries Dry Bar Comedy, LLC (a Utah limited liability company organized on January 20, 2017), Angel Studios Licensing, LLC, (a Utah limited liability company organized on September 15, 2020), Angel Studios Production, LLC (a Utah limited liability company organized on July 6, 2021), Angel Studios OF I, LLC, (a Utah limited liability company organized on July 14, 2021), Angel Studios 001, Inc. (a Delaware Corporation organized on November 1, 2023), Angel Studios BHC, S.A., DE C.V. (an El Salvadoran public limited company organized on July 26, 2023), Angel Studios Licensing B.V., (a Netherlands private limited company organized on September 13, 2023), Angel Studios Distribution Limited (a United Kingdom limited company organized on September 13, 2023), Angel Acceleration Fund Management, LLC (a Delaware limited liability company organized on July 15, 2022), and Angel Acceleration Fund GP, LLC (a Delaware limited liability company organized on June 17, 2022) (collectively, the “Company”). The Company was originally organized as a Utah limited liability company on November 13, 2013. On February 7, 2014, the entity converted to a Delaware corporation. The Company’s mission is to share stories with the world that amplify light. This is done by aligning the Company’s interests with those of the creators and the audience and utilizing the wisdom of crowds to help guide decisions on the content that gets created.

Proposed Businesss Combination

On September 11, 2024, Southport Acquisition Corporation, a Delaware corporation (“Southport”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Southport, Sigma Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Southport (“Merger Sub”), and the Company.

The Merger

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

i.	at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Southport (the “Merger or Business Combination”);
ii.	at the Closing, all of the outstanding capital stock of the Company (other than shares subject to Company options, shares held in treasury and any dissenting shares) will be converted into the right to receive shares of common stock, par value $0.0001 per share, of Southport (“Southport Common Stock”), in an aggregate amount equal to (x) $1.5 billion plus the aggregate gross proceeds of any capital raised by the Company prior to the Closing, divided by (y) $10.00;
iii.	at the Closing, all of the outstanding options to acquire capital stock of the Company will be converted into comparable options to acquire shares of Southport Common Stock (subject to appropriate adjustments to the number of shares of Southport Common Stock underlying such options and the exercise price of such options);
iv.	subject to the approval of the holders of Southport’s public warrants, Southport will amend its public warrants so that, immediately prior to the Closing, each of the issued and outstanding Southport public warrants automatically will convert into 0.1 newly issued share of Southport Class A Common Stock and such warrants will cease to be outstanding (the “Warrant Conversion”); and
v.	at the Closing, Southport will be renamed “Angel Studios, Inc.”

The board of directors of Southport has unanimously (i) approved and declared advisable the Merger Agreement and the Merger and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Southport.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective stockholders of Southport and the Company, (ii) the effectiveness of the registration statement on Form S-4 to be filed by Southport in connection with the transaction, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) receipt of approval for listing on the Applicable Stock Exchange the shares of Combined Company Common Stock to be issued in connection with the Merger, (v) the condition that SAC will have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (vi) the performance in all material respects of the respective covenants of Southport and the Company to be performed as of or prior to the Closing, including with respect to Southport, the covenant with respect to the warrantholder approval, (vii) the absence of any injunctions prohibiting the consummation of the Merger and (viii) the representations and warranties of Southport and the Company remaining accurate (to such standards described in the Merger Agreement) as of the effective time of the Merger. The Merger Agreement is also subject to the approval by the stockholders of Southport of an extension to Southport’s deadline to consummate a business combination to September 30, 2025.

Each party’s obligations to consummate the Merger are also conditioned upon the accuracy of the other party’s representations and warranties, subject to customary materiality and material adverse effect qualifiers, and the performance in all material respects by the other party of its covenants in the Merger Agreement to be performed as of or prior to the Closing.

The Merger Agreement contains customary representations and warranties by Southport, Merger Sub and Angel Studios. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

The Merger Agreement may be terminated at any time prior to the Closing (i) by written consent of Southport and the Company, (ii) by either the Company or Southport, if certain approvals of the stockholders of Southport or the Company, to the extent required under the Merger Agreement, are not obtained as set forth therein, (iii) by the Company, if there is a Modification in Recommendation (as defined in the Merger Agreement), or by Southport, if there is a Company Modification in Recommendation (as defined in the Merger Agreement), and (iv) by either Southport or the Company in certain other circumstances set forth in the Merger Agreement, including (a) if any governmental authority shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (b) in the event of certain uncured material breaches by the other party or (c) if the Closing has not occurred on or before December 14, 2024 (which shall automatically be extended to September 30, 2025 subject to approval of Southport’s stockholders to extend the deadline to consummate a business combination).

Certain Related Agreements

The Sponsor Support Agreement

On September 11, 2024, Southport also entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among Southport, Southport Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and the Company, pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) not redeem its shares of Southport Common Stock in connection therewith. In addition, the Sponsor has agreed to forfeit all of the Southport private placement warrants held by it at the Closing for no additional consideration. The Sponsor has also agreed to cover certain expenses incurred by Southport that are unpaid and payable at the Closing in excess of a specified cap. The Sponsor Support Agreement will terminate upon the earlier of the termination of the Merger Agreement or written agreement by the parties.

Angel Studios Stockholder Support Agreement

On September 11, 2024, Southport also entered into a Stockholder Support Agreement (the “Angel Studios Stockholder Support Agreement”) by and among Southport, the Company and certain stockholders of the Company (the “Key Stockholders”). Under the Angel Studios Stockholder Support Agreement, the Key Stockholders agreed, with respect to the outstanding shares of the Company’s common stock held by such Key Stockholders, to vote their shares or execute and deliver a written consent adopting the Merger Agreement and related transactions and approving the Merger Agreement and transactions contemplated thereby.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Southport, the Sponsor, certain equityholders of the Company, Jared Stone and the other parties thereto, will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Southport will grant customary registration rights to the other parties thereto, including to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of Southport Common Stock that are held by the other parties thereto.

Lock-Up Agreement

The Merger Agreement contemplates that, at the Closing, Southport and the Key Holders (as defined in the Merger Agreement) will enter into a Lock-Up Agreement (the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to shares of Southport Common Stock held by the Key Holders immediately following the Closing (other than shares purchased in the public market after the Closing) and the shares of Southport Common Stock issued to directors and executive officers of the combined company upon settlement or exercise of stock options or other equity awards outstanding as of immediately following the Closing in respect of awards of Angel Studios outstanding immediately prior to the Closing (the “Lock-Up Shares”). Such restrictions begin at the Closing and end on the earlier of (i) one year after the Closing and (ii) (a) for 33% of the Lock-Up Shares, the date on which the last reported sale price of Southport Common Stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing and (b) for an additional 50% of the Lock-up Shares, the date on which the last reported sale price of Southport Common Stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing.

The foregoing description of the Merger Agreement, the Sponsor Support Agreement and the Angel Studios Stockholder Support Agreement, and the transactions and documents contemplated thereby (including, without limitation, the Registration Rights Agreement and the Lock-Up Agreement), is not complete and is subject to and qualified in its entirety by reference to the Merger Agreement, the Sponsor Support Agreement and the Angel Studios Stockholder Support Agreement, the terms of which are incorporated by reference herein.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2023 included in the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024, and amended on April 19, 2024, and May 13, 2024 (as amended, the “Form 10”).

As comprehensive income equals net income, separate statements of comprehensive income were not included in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Regularly, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

Digital Assets

In 2021, the Company saw a need to further diversify and maximize returns on cash balances that are not required to maintain adequate operating liquidity. As such, the Company implemented a policy that would allow for the investment of a portion of its cash in certain specified alternative reserve assets. Thereafter, the Company invested an aggregate of approximately $10.6 million in bitcoin (digital assets) under this policy as of December 31, 2021. The Company believes their bitcoin holdings are highly liquid. However, digital assets may be subject to volatile market prices, which may be unfavorable at the time when the Company wants or needs to liquidate them. The Company will record an impairment of the digital asset during the reporting period if the fair value drops below the cost basis of the digital assets. During the three and nine months ended September 30, 2024, an impairment was recognized of $1.5 thousand and $3.2 thousand, respectively.

The Company sold bitcoin holdings with a total book value of $0.4 million for a net gain of $0.9 million during the three months ended September 30, 2024. The Company sold bitcoin holdings with a total book value of $0.5 million for a net gain of $1.6 million during the nine months ended September 30, 2024.

Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the nine months ended September 30, 2024, the Company incurred a net loss of approximately $51.3 million and used cash in operating activities of approximately $40.1 million. The Company had an accumulated deficit of approximately $61.3 million as of September 30, 2024. A significant portion of the net loss for the nine months ended September 30, 2024, was due to a one-time contractual commitment for marketing spend on a theatrical release, legal expenses related to unfavorable outcome of arbitration and increased marketing expenses to grow Angel Guild memberships. Management does not anticipate the same level of marketing spend as a percentage of revenue for future theatrical releases.  The Content License Agreement with The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”) dated October 18, 2022 (the “Chosen Agreement”), which has generated significant past revenues, was canceled during the quarter ended June 30, 2024. Management anticipates that the Company will continue to incur operating losses and use cash in operating activities for the rest of 2024 and into 2025.

Management is working to increase revenues through the growth of Angel Guild memberships, the Company’s pipeline of theatrical releases in the second half of 2024 and in 2025, and additional streaming agreements. The Company holds bitcoin assets valued at over $20.0 million as of the date of this Quarterly Report on Form 10-Q. The Company finances marketing activities for theatrical releases through print and advertising loan agreements with individual and institutional investors. Additionally, the Company has raised capital through the sale of common stock, generating approximately $7.5 million during the year ended December 31, 2023, and approximately $26.7 million during nine months ended September 30, 2024. Management believes it will be able to fund operating capital shortfalls for the next year through the issuance of debt and common stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling common stock on acceptable terms proves challenging, the Company would need to significantly reduce operations, which could materially affect its financial condition and/or its ability to continue as a going concern.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of September 30, 2024, the allowance for doubtful accounts receivable was $0.3 million. As of December 31, 2023, the Company’s allowance for doubtful accounts receivable was $0.3 million.

Physical Inventory

Physical inventory consists of apparel, DVDs, Blu-rays, books, and other merchandise purchased for resale, related to content the Company is distributing. Physical inventory is recorded at average cost. The Company periodically reviews the physical media inventory for excess supply, obsolescence, and valuations above estimated realization amounts, and provides a reserve to cover these items. Management determined that no reserve for physical media inventory was necessary as of September 30, 2024, and December 31, 2023.

Prepaid Expenses and Other

Prepaid expenses primarily represent payments made in advance for services and goods to be received in future periods. These include but are not limited to prepayments for insurance, software, rent, fees, and future advertising. Other assets may include royalty advances, deposits, and interest receivable. The Company also capitalizes expenses related to its future merger with a special purpose acquisition company.

Investment Capital Receivable

The Company sold common stock during the three months ended September 30, 2024 through a Regulation A offering. Due to the timing of the investment closing, certain investment capital was not received by the Company until after the close of the period. As of September 30, 2024, $4.9 million was open to be collected and was fully collected before the date of this Quarterly Report on Form 10-Q.

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

Notes receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0 as of September 30, 2024, and December 31, 2023.

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

Digital and Physical Media Revenue

The Company has partnered with creators to distribute the creators’ licensed original content and related merchandise. Physical media represents apparel, DVDs, Blu-rays, books, and other intellectual property. Digital delivery represents streaming-based delivery of content via the Company’s platforms. Revenue is recognized as products are delivered upon streaming, or upon shipment of physical media. Digital and physical media revenue is recognized at a point in time – when streamed digitally, or when physically shipped. Physical media revenue for the three months ended September 30, 2024 and 2023, was $1.3 million and $3.5 million , respectively, and for the nine months ended September 30, 2024 and 2023, was $3.9 million and $10.7 million, respectively. Digital media revenue for the three months ended September 30, 2024 and 2023, was $0.9 million and $0.4 million, respectively and for the nine months ended September 30, 2024 and 2023, was $2.0 million and $0.7 million, respectively.

Pay it Forward Revenue

Pay it Forward revenue consists of payments made from customers who want to keep the Company’s content free to general users and help create future episodes and seasons of their favorite shows. Pay it Forward revenues are reported as Pay it Forward revenue in the condensed consolidated statements of operations in accordance with ASC Topic 958, Not-for-Profit Entities. Pay it Forward revenue (excluding theatrical Pay it Forward receipts) for the three months ended September 30, 2024 and 2023, was $0.4 million and $4.4 million, respectively, and for the nine months ended September 30, 2024 and 2023, was $5.2 million and $27.5 million, respectively.

The Company also collects Pay it Forward payments for the Company’s upcoming or current theatrical releases. These collections are used to offset the cost the Company incurs to purchase free or discounted tickets, (“ticket redemption expenses”), for people who may not have otherwise been able to watch the film. If total theatrical Pay it Forward payments are in excess of total ticket redemption expenses, the excess amount will initially be included on the Company’s condensed consolidated financial statements as deferred revenue. Deferred revenue will be recognized as Pay it Forward revenue during a reporting period if future ticket redemption expenses are expected to be less than the deferred revenue balance. During the three months ended September 30, 2024 and 2023, the Company recognized Pay it Forward revenue specific to theatrical releases of $1.3 million and $3.4 million, respectively. As of September 30, 2024, and December 31, 2023, the Company had $0.1 million and $0.9 million, respectively, of deferred revenue related to Pay it Forward specific to theatrical release. This is expected to be redeemed with free or discounted tickets or recognized as revenue during the next 12 months.

Angel Guild Revenue

The Angel Guild is a membership that gives certain benefits, such as early access to certain content or the ability to vote on future content, to paying members. Members have the option to pay either on a monthly or annual basis and payments for memberships are initially recorded as deferred revenue. Revenue is recognized on a straight-line basis over the membership period. Angel Guild revenue for the three months ended September 30, 2024 and 2023, was $9.0 million and $0.3 million, respectively and for the nine months ended September 30, 2024 and 2023, was $21.3 million and $0.3 million, respectively. As of September 30, 2024, and December 31, 2023, the Company had $8.9 million and $2.4 million, respectively, of deferred revenue related to Angel Guild revenue. This is expected to be recognized as revenue during the next 12 months.

Theatrical Release Revenue

Prior to the digital release of licensed content, the Company might provide the option to release content as part of a theatrical release. Revenue from these events is recognized at a point in time – when the theatrical showing takes place. The Company will negotiate the terms of the theatrical distribution window (ranging from a few weeks to a few months), profit sharing percentage, and collection terms with the theater owners prior to the release. Theatrical release revenue fluctuates depending on the timing and scale of theatrical showings. Theatrical release revenue for the three months ended September 30, 2024 and 2023, was $4.9 million and $98.3 million, respectively and for the nine months ended September 30, 2024 and 2023, was $17.8 million and $103.8 million, respectively.

Content Licensing

The Company’s content licensing arrangements include fixed fee and minimum guarantee arrangements, and sales or usage based royalties. The Company’s fixed fee or minimum guarantee licensing arrangements may, in some cases, include multiple titles, multiple license periods (windows), rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

Sales or usage based royalties represent amounts due to us based on the “sale” or “usage” of the Company’s content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. The actual amounts due to the Company under these arrangements are typically not reported to the Company until several months after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While the Company believes these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than the Company’s estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the September 30, 2024 and 2023 periods have been immaterial.

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

Content licensing revenue for the three months ended September 30, 2024 and 2023, was $1.9 million and $2.5 million, respectively and for the nine months ended September 30, 2024 and 2023, was $12.9 million and $5.6 million, respectively. As of September 30, 2024, and December 31, 2023, the Company had $0 and $71.7 thousand, respectively, of deferred revenue related to content licensing.

Other Revenue

Other revenue consists of tickets to Dry Bar Comedy shows and other events, concession sales, general and administrative management fees, and in-app advertising. Other revenue is recognized when the services are performed or when the event takes place. Other revenue for the three months ended September 30, 2024 and 2023, was $0.3 million and $0.3 million, respectively and for the nine months ended September 30, 2024 and 2023, was $1.1 million and $0.5 million, respectively.

Cost of Revenues

Cost of revenues represents the direct costs incurred by the Company in generating its revenue. These costs include expenses directly associated with the goods or services sold during the reporting period. Cost of revenues is recognized in the condensed consolidated statements of operations in the period in which the related revenue is recognized, following the matching principle.

Components of cost of revenues include licensing royalty expense, film delivery costs, hosting, merchandise costs, credit card fees, freight and shipping costs, and costs of services provided.

Stock-Based Compensation

Stock-based payments made to employees, including grants of employee stock options, are measured using a fair value-based method. The related expense is recorded in the condensed consolidated statements of operations over the period of service.

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

As of September 30, 2024, and December 31, 2023, the Company had $8.4 million and $4.0 million, respectively, of deferred tax assets.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This standard provides accounting and disclosure guidance for crypto assets that meet the definition of an intangible asset and certain other criteria. In-scope assets are subsequently measured at fair value with changes recorded in the condensed consolidated statements of operations. The standard requires separate presentation of (1) in-scope crypto assets from other intangible assets and (2) changes in the fair value of those crypto assets. Disclosure of significant crypto asset holdings and an annual reconciliation of the beginning and ending balances of crypto assets are also required. This ASU becomes effective for annual periods beginning in 2025, including interim periods, with early adoption permitted. The Company will adopt this standard with its annual period beginning on January 1, 2025. The adoption of this standard will require an adjustment to the Company’s opening Retained Earnings balance as of January 1, 2025, to recognize the cumulative effect of initially applying the change in accounting principle to previous periods. The adjustment will account for the difference between the December 31, 2024 ending book value of digital assets and their respective fair market value, which amount is unknown at the time of this Quarterly Report on Form 10-Q.

2.Notes Payable

In November 2022, the Company entered into a print and advertising (“P&A”) loan agreement where the Company could draw up to $5.0 million related to print and advertising expenses incurred during the theatrical release of specific content. The maturity date of the note was March 31, 2023, and was payable along with a 10% coupon on the aggregate amount drawn. The loan principal and all outstanding interest were paid in full in March 2023.

In June 2023, the Company closed on a round of crowdfunding for P&A expenses, in anticipation of the release of the Sound of Freedom film, in exchange for revenue participation rights of the film. The revenue participation rights allow each investor the right to receive an amount not to exceed 120% (initial investment plus a 20% return) of their crowdfunded amount. The investors have first priority on the cash receipts to the Company of the film and shall be paid in full before any other claims from the film are paid. The money raised was approximately $5.0 million. The payback date was based on the timing of cash collections from the theatrical run of the film and was payable, directly to the investors. The $5.0 million was recorded as notes payable and the 20% return was accrued over the term of the note and recorded as interest expense on the condensed consolidated statements of operations. Issuance costs for this raise were approximately $0.3 million, which was recorded as a note discount. As of December 31, 2023, the notes and interest had been repaid, and the note discount had been fully amortized.

During 2023, the Company entered into several additional rounds of P&A expense raises with institutional investors, in anticipation of the release of several different films, in exchange for revenue participation rights of the films. The revenue participation rights allow each institutional investor the right to receive an amount not to exceed 110% (initial investment plus a 10% return) of their invested amount. The institutional investors have first priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims from the film are paid. The money raised was approximately $21.0 million which was recorded as notes payable and the 10% return was accrued over the term of the notes and recorded as interest expense on the condensed consolidated statements of operations. The payback dates were based on the timing of cash collections from the various theatrical runs of the films. There were no issuance costs related to these raises. As of December 31, 2023, $17.0 million of the notes and $1.7 million in related interest had been repaid. All remaining principal and interest was paid back in the first quarter of 2024.

In February 2024, the Company entered into a revolving P&A loan agreement with a related-party. See Note 5 to the condensed consolidated financial statements included herein for further discussion.

In May 2024, the Company entered into P&A loans totaling $3.0 million. The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The principal balance is payable along with a 10% coupon on the total loans, and is expected to mature within the next year.

On May 7, 2024, the Company entered into a short-term loan agreement for $0.5 million with a 10% interest rate and maturity date of 100 days. As of September 30, 2024, the note principal and interest had been repaid.

3.Commitments and Contingencies

Legal Proceedings

The Company currently is, and from time to time might again become, involved in litigation arising in the normal course of business.

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

The Company assesses whether there is a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred (“Material Loss”). If there is a reasonable possibility that a Material Loss may be incurred, the Company discloses an estimate or range of the amount of loss, either individually or in the aggregate, or discloses that an estimate of loss cannot be made. If a Material Loss occurs due to an unfavorable outcome in any legal matter, this may have an adverse effect on the condensed consolidated financial position, results of operations, and liquidity of the Company. The Company records a provision for each liability when determined to be probable, and the amount of the loss may be reasonably estimated. These provisions are reviewed annually and adjusted as additional information becomes available. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s condensed consolidated financial position, results from operations or liquidity. The actual amounts from the resolution of these matters could vary from management’s estimate.

Mergers and Acquisitions

In July 2022, the Company purchased an 8% interest in an entity that is partially owned by one or more of the Company’s directors, officers, and stockholders. This entity produces content for the Company’s platforms. The total purchase price was $1.7 million. In August 2023, the Company entered into negotiations to acquire this entity in full. While negotiations are ongoing, the Company agreed to fund the operations of the entity. The Company funded a total of $0.9 million in 2023. During the nine months ended September 30, 2024, the Company funded an additional $3.0 million related to supporting operations of the entity which was expensed by the Company.

In August 2024, the Company agreed to a non-binding term sheet to acquire the rights related to a project currently under a content licensing agreement. The total purchase price was $30.0 million. The Company agreed to fund the operations of the entity until and following the completion of the acquisition. During the nine months ended September 30, 2024, the Company funded $1.2 million related to supporting operations of the entity which was expensed by the Company.

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

Loss per Share

The following table represents the Company’s loss per share for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to controlling interests	$(13,855,176)	$25,651,806	$(51,182,073)	$11,167,291

Denominator:
Weighted average basic shares outstanding	25,944,793	24,828,827	25,409,358	24,725,309
Effect of dilutive shares	—	1,007,254	—	987,016
Weighted average diluted shares	25,944,793	25,836,081	25,409,358	25,712,325

Basic gain (loss) per share	$(0.534)	$1.033	$(2.014)	$0.452
Diluted gain (loss) per share	$(0.534)	$0.993	$(2.014)	$0.434

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive.  All potential common shares were anti-dilutive as a result of the Company’s net losses during the three and nine months ended September 30, 2024.  If the Company had income during the three and nine months ended September 30, 2024, the number of dilutive shares should be 639,909 and 805,530, respectively.

5.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers, and stockholders. During the the three months ended September 30, 2024 and 2023, the Company incurred expenses of $0.1 million and $0.3 million, respectively, to the related party for marketing services. During the nine months ended September 30, 2024 and 2023, the Company incurred expenses of $0.4 million and $0.6 million, respectively, to the related party for marketing services.

In July 2021, the Company purchased a 50% interest in the entity that owns the building in which the Company leases its office space from. Lease payments made during the period of related party ownership were $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 milion and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

In August 2023, the Company entered into negotiations to purchase an entity that is partially owned by one or more of the Company’s directors, officers, and stockholders. See Note 3 to the condensed consolidated financial statements included herein for further discussion.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100% owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was set up for the specific purpose of raising up to $15.0 million in P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 110% (initial investment plus a 10% return) of their invested amount. Angel P&A has priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims, with the exception of crowdfunding P&A raised (if any) which would take first priority, from the film are paid. An initial draw of $10.0 million took place in March 2024 and was paid back in June 2024 along with the 10% return. A draw of $2.0 million was made in July 2024 and paid back in September 2024 along with the 10% return. Once Angel P&A receives the repayment on these notes, the interest portion will be distributed to the institutional investors and the original investment can either remain at Angel P&A for additional P&A loans needed by the Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and the Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. As of September 30, 2024, and December 31, 2023, $0 and $0, respectively, of notes payable and related interest was due to Angel P&A.

6.Subsequent Events

Subsequent events have been evaluated through November 14, 2024, which is the date the condensed consolidated financial statements were available to be issued.

On September 30, 2024, the Company entered into a stock purchase agreement with Off the Chain, LP (“Off the Chain”), a leading bitcoin asset management firm, pursuant to which Off the Chain purchased an aggregate of 330,687 shares of Class C Common Stock, at a price of $30.24 per share, for an aggregate purchase price of $10.0 million, payable in bitcoin.  The sale closed on October 10, 2024.  The issuance of the Class C Common Stock was made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.  Off the Chain is an “accredited investor” as defined in Regulation D, and the sale of the Class C Common Stock was made without general solicitation or advertising. No commissions were paid in connection with the sale of such securities.

On October 1, 2024, the Company entered into a guaranty agreement on behalf of a filmmaker to guarantee the performance and payment of a secured note obligation up to $6.0 million.  The note carries a coupon of 10% of the aggregate amount funded to the filmmaker. The note matures, along with coupon, on January 31, 2025 (the “Maturity Date”). As of the date of this Quarterly Report on Form 10-Q, the full $6.0 million of the facility had been drawn. If the filmmaker does not raise enough capital to repay the note, the Company would be required to repay the note and coupon on the Maturity Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Angel Studios, Inc. (“Angel Studios,” “ASI,” “we,” “our,” “us,” or the “Company”). You should read the following discussion and analysis in conjunction with the accompanying condensed consolidated financial statements of the Company and the notes thereto, as well as with the Company’s Form 10, including the audited consolidated financial statements and the related notes included therein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements, including with respect to our recently announced proposed Business Combination. The forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Form 10, and quarterly reports on Form 10-Q, and the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were founded in 2013 by our Chief Executive Officer, Neal Harmon, along with his brothers Daniel, Jeffrey and Jordan, and their cousin, Benton Crane. We are a values-based distribution company for stories that amplify light to mainstream audiences. As of November 4, 2024, through the Angel Guild, over 450,000 members from more than 150 different countries help decide what film and television projects ASI will market and distribute. With over 124,000 individual investments, more than 93,000 early investors have invested over $103.0 million in ASI or projects distributed by ASI as of September 11, 2024. ASI believes, based on current growth trajectories, that the Angel Guild will reach 1 million members in 2025.

Defining & Determining Light

To determine whether or not a film or television show should be released, we screen a short promotional version, or, if available, a full-length feature or episode, to a sample of members of the Angel Guild who vote on whether the project “amplifies light.” We define “light” as anything that is true, honest, noble, just, authentic, lovely, admirable, and excellent.

The Angel Guild

The Angel Guild is a community of interested individuals who have invested in our previous films or television shows, and individuals who pay a monthly or annual fee to us to be a member of the Angel Guild. Upon watching a “Torch,” which is a concept video preview, Angel Guild members are asked for their feedback as to whether or not the Torch “amplifies light,” and their feedback is used to determine whether we will move forward with production and/or distribution of the film or television show.

We primarily generate revenue from the following sources:

●	Angel Guild revenue comes from monthly or annual membership fees. Currently there are two possible tiers for membership, Basic and Premium. Both memberships allow voting for every ASI release, give early access for streaming, and help fund our original films, increasing new content releases. The primary difference between the two memberships is that Premium includes two complimentary tickets to every ASI theatrical release and a discount for all merchandise.
●	Theatrical Distribution revenue comes from releasing our original films with our exhibitor partners. Every time a moviegoer purchases a ticket from the partner theaters, we receive a percentage of the box office revenue. For most international theaters, the percentage of box office revenue is first paid to a distributor who then pays us.
●	Content Licensing revenue comes from licensing our films and television shows to other distributors such as Amazon, Apple, and Netflix. Our future plans include licensing the rights to our films and television shows for other experiences such as derivative shows, video games, theme parks and Broadway-style plays.
●	Merchandise revenue is generated from sales of merchandise related to our films and series, as well as physical DVD sales. We also offer a direct online store for ASI themed products and wholesale products to retail partners.

Bitcoin Treasury Strategy: Seeking to Empower the Angel Guild for Generations

As of October 15, 2024, we held an aggregate of approximately 300 bitcoin. We plan to continue to acquire and hold bitcoin as a strategic treasury asset as an adjunct to our core film and television production and distribution business. The continued implementation of this bitcoin reserve is intended to support our mission-driven approach. Our bitcoin treasury is a for-profit “endowment for the arts” based on the bitcoin standard that seeks to build a financial foundation to fund the world’s best filmmakers to produce stories that amplify light for generations to come. On September 30, 2024, we entered into a stock purchase agreement with Off the Chain, a leading bitcoin asset management firm, pursuant to which Off the Chain purchased an aggregate of 330,687 shares of Class C Common Stock, at a price of $30.24 per share, for an aggregate purchase price of $10.0 million, payable in bitcoin. The sale closed on October 10, 2024. The issuance of the Class C Common Stock was made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. Off the Chain is an “accredited investor” as defined in Regulation D, and the sale of the Class C Common Stock was made without general solicitation or advertising. No commissions were paid in connection with the sale of such securities.

Regulation A Offering

On September 10, 2024, we sold an aggregate of 661,375 shares of Class C Common Stock, pursuant to an offering under Regulation A of Section 3(6) of the Securities Act. The offering was conducted pursuant to our offering statement on Form 1-A, originally filed with the SEC on June 20, 2024, as subsequently amended and filed with the SEC on each of August 9, 2024 and August 27, 2024, and as qualified by the SEC on August 29, 2024. The price of the Class C Common Stock was $30.24 per share, for gross proceeds of approximately $20.0 million. No selling commissions were paid in connection with the sale of these shares of the Class C Common Stock. Certain of our executive officers and directors participated in the offering.

Recent Developments

On September 11, 2024, we entered into the Merger Agreement by and among Southport, Sigma Merger Sub, Inc. and us. For more information about the Merger Agreement and the proposed Business Combination with Southport, see Note 1 to the accompanying condensed consolidated financial statements of the Company and the notes thereto, our Current Report on Form 8-K filed with the SEC on September 11, 2024, and the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. Such risks and effects relating to the proposed Business Combination are included in the and the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination. The consummation of the proposed Business Combination is subject to certain conditions as further described in the Merger Agreement.

Other Events

On August 13, 2024, Mr. Stephen Oskoui tendered his resignation as a member of our board of directors effective as of August 13, 2024.  Mr. Oskoui had served as one of our independent directors since January 2022.

On October 3, 2024, Mr. Dalton Wright tendered his resignation as a member of our board of directors effective as of October 3, 2024.  Mr. Wright had served as one of our independent directors since 2014.  Mr. Wright was a member of our compensation committee, but was not the representative director of any particular class of our Common Stock.

Neither Mr. Oskoui nor Mr. Wright indicated to our board of directors that their decision to resign arose from any disagreement on any matter related to our operations, policies, or practices.  Our board of directors may fill the vacancies resulting from Mr. Oskoui’s and Mr. Wright’s resignations by an affirmative vote of a majority of the remaining directors.  Our board of directors has not yet selected replacement directors to fill either vacancy.

Financial Operations Overview

Revenues

Historically, we have primarily generated revenue from the Angel Guild, theatrical distribution, content licensing and merchandise. See “—The Angel Guild” for more information.

Cost of Revenues

Cost of revenues represents the direct costs incurred by us in generating our revenue. These costs include expenses directly associated with the goods or services sold during the reporting period. Components of cost of revenues include licensing royalty expense, hosting, merchandise costs, credit card fees, freight and shipping costs and costs of services provided.

Operating Expenses

Selling and Marketing: Selling and marketing expenses include the promotion of the Angel Guild and increasing memberships, as well as current and future theatrical releases. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to continue to rise.

Research and Development: Research and development expenses consist of the addition of personnel necessary to continue our focus on improving existing products, optimizing existing services and developing new technology to better meet the needs of our customers and partners.

General and Administrative: General and administrative expense consists of the increased support staff necessary to manage the continued and expected growth of the business, including payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Results of Operations

The following represents our performance highlights for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023:

	For the three months ended September 30,		Change
	2024	2023	2024 vs. 2023
Revenues	$20,121,166	$113,022,154	$(92,900,988)	(82)%
Cost of revenues	8,107,950	46,037,758	(37,929,808)	(82)%
Selling and marketing	16,602,045	28,814,600	(12,212,555)	(42)%
General and administrative	6,059,396	7,110,171	(1,050,775)	(15)%
Research and development	3,168,016	3,535,760	(367,744)	(10)%
Legal expense	1,328,090	322,493	1,005,597	312%
Net loss (gain) on digital assets	(862,479)	3,599	(866,078)	(24,064)%
Operating income (loss)	(14,281,852)	27,197,773	(41,479,625)	(153)%
Interest expense	(452,177)	(3,005,434)	2,553,257	(85)%
Interest income	754,561	523,367	231,194	44%
Income (loss) before income tax benefit	(13,979,468)	24,715,706	(38,695,174)	(157)%
Income tax benefit	(80,099)	(897,581)	817,482	(91)%
Net income (loss)	$(13,899,369)	$25,613,287	$(39,512,656)	(154)%

Revenues

The following represents our performance highlights for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023:

	For the three months ended September 30,		Change
	2024	2023	2024 vs. 2023
Guild	$9,028,572	$293,812	$8,734,760	2,973%
Theatrical	4,939,612	98,275,037	(93,335,425)	(95)%
Content licensing	1,947,539	2,501,303	(553,764)	(22)%
Theatrical Pay it Forward	1,326,039	3,430,855	(2,104,816)	(61)%
Physical media	1,325,643	3,549,611	(2,223,968)	(63)%
Digital	906,949	352,975	553,974	157%
Pay it Forward	378,628	4,359,604	(3,980,976)	(91)%
Other	268,184	258,957	9,227	4%
Total Revenue	$20,121,166	$113,022,154	$(92,900,988)	(82)%

During the three months ended September 30, 2024, the decrease in revenues was due to several factors: 1) Pay it Forward revenue decreased by $4.0 million as a result of transitioning away from Pay it Forward and focusing more on the Angel Guild; 2) Theatrical Pay it Forward revenue decreased by $2.1 million as a result of less theatrical Pay it Forward collected in excess of ticket redemptions; 3) Theatrical Release revenue decreased by $93.3 million as a result of the Sound of Freedom movie that was released in Q3 2023 with no comparable blockbusters being released by us in 2024, 4) Physical Media sales decreased by $2.2 million as sales have not been as strong during 2024 when compared to 2023.  These decreases were offset by an increase in Angel Guild revenue of $8.7 million.

Operating Expenses

Our cost of revenues decreased during the third quarter of 2024 as a result of decreased licensing and royalty costs. Sales and marketing expense decreased as a result of a significant decrease in spending for theatrical advertising,  however we have continued to increase spending specific to the Angel Guild as we focus on increasing memberships. As we continue to bring on additional content, drive Angel Guild memberships, and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Lower general and administrative and research and development costs were largely related to a decrease in workforce and becoming more efficient as we continue our focus on improving existing products, optimizing existing services, and developing new technology to better meet the needs of our customers and partners.

The increase in legal expenses was largely a result of legal costs associated with The Chosen arbitration and estimated liabilities as a result of the outcome of the arbitration, expected higher legal costs due to the proposed Business Combination, public reporting and planned acquisitions. For more information, see “Part II—Other Information—Item 1. Legal Proceedings.”

The gain on digital assets in 2024 is a result of selling a portion of our digital assets for a price higher than the book value.

The decrease in interest expense is related to a lower amount of print and advertising notes entered into and outstanding during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The increase in interest income is the result of a more favorable rate environment for cash deposits, and from our cash reserves being moved to higher interest-bearing accounts during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The following represents our performance highlights for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023:

	For the nine months ended September 30,		Change
	2024	2023	2024 vs. 2023
Revenues	$65,485,798	$152,490,595	$(87,004,797)	(57)%
Cost of revenues	31,339,159	64,438,397	(33,099,238)	(51)%
Selling and marketing	54,893,723	51,733,879	3,159,844	6%
General and administrative	15,972,632	13,219,825	2,752,807	21%
Research and development	11,201,952	9,794,724	1,407,228	14%
Legal expense	10,037,679	786,536	9,251,143	1,176%
Net loss (gain) on digital assets	(1,594,889)	3,599	(1,598,488)	(44,415)%
Operating income (loss)	(56,364,458)	12,513,635	(68,878,093)	(550)%
Interest expense	(1,969,247)	(3,340,622)	1,371,375	(41)%
Interest income	2,581,062	1,013,848	1,567,214	155%
Income (loss) before income tax benefit	(55,752,643)	10,186,861	(65,939,504)	(647)%
Income tax benefit	(4,483,167)	(897,581)	(3,585,586)	399%
Net income (loss)	$(51,269,476)	$11,084,442	$(62,353,918)	(563)%

Revenues

The following represents our performance highlights for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023:

	For the nine months ended September 30,		Change
	2024	2023	2024 vs. 2023
Guild	$21,267,884	$341,790	$20,926,094	6,123%
Theatrical	17,816,535	103,780,004	(85,963,469)	(83)%
Content licensing	12,916,008	5,598,522	7,317,486	131%
Pay it Forward	5,166,860	27,451,500	(22,284,640)	(81)%
Physical media	3,938,016	10,736,172	(6,798,156)	(63)%
Digital	2,001,410	651,063	1,350,347	207%
Theatrical Pay it Forward	1,326,039	3,430,855	(2,104,816)	(61)%
Other	1,053,046	500,689	552,357	110%
Total Revenue	$65,485,798	$152,490,595	$(87,004,797)	(57)%

During the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, the decrease in revenues was due to several factors: 1) Theatrical Release revenue decreased by $86.0 million as a result of the Sound of Freedom movie that was released in Q3 2023 with no comparable blockbusters being released by us in 2024; 2) Pay it Forward revenue decreased by $22.3 million, due to our focus transitioning away from Pay it Forward and focusing more on the Angel Guild; 3) Physical Media sales decreased by$6.8 million as sales have not been as strong during 2024 when compared to 2023, and 4) Theatrical Pay it Forward revenue decreased by $2.1 million as a result of less theatrical Pay it Forward collected in excess of ticket redemptions. These decreases were offset by 1) an increase in Angel Guild revenue of $20.1 million as the Angel Guild did not launch until the second quarter of 2023 and our membership base has increased; 2) an increases in content licensing revenue of $7.3 million as we continue to work with more partners who license our content, and 3) transactional video on demand and electronic sell thru revenue increased by $1.3 million as a result of increased content being offered for sale or rental.

Operating Expenses

Our cost of revenues decreased during 2024 as a result of decreased licensing and royalty costs. The increase in sales and marketing expense was primarily due to the promotion of the Angel Guild and increasing memberships, as well as current and future theatrical releases. As we continue to bring on additional content, drive Angel Guild memberships, and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Higher general and administrative costs were related to the support staff necessary to manage the continued and expected growth of the business, while higher research and development costs were due to the addition of personnel necessary to continue our focus on improving existing products, optimizing existing services, and developing new technology to better meet the needs of our customers and partners. During the second quarter of 2024, we had decrease in workforce to lower our costs as we continue our focus on improving existing products, optimizing existing services, and developing new technology to better meet the needs of our customers and partners.

The increase in legal expenses was largely a result of legal costs associated with The Chosen arbitration and estimated liabilities as a result of the outcome of the arbitration, expected higher legal costs due to the proposed Business Combination, public reporting and planned acquisitions. For more information, see Part II – Other Information – Item 1. Legal Proceedings.

The gain on digital assets in 2024 is a result of selling a portion of our digital assets for a price higher than the book value.

The decrease in interest expense is related to a lower amount of print and advertising notes entered into and outstanding during 2024, compared to 2023.

The increase in interest income is the result of a more favorable rate environment for cash deposits, and from our  cash reserves being moved to higher interest-bearing accounts during 2024, compared to 2023.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	September 30, 2024	December 31, 2023	2024 vs. 2023
Cash and cash equivalents	$11,343,602	$25,201,425	$(13,857,823)	(55)%
Accrued settlement costs	4,437,813	4,625,854	(188,041)	(4)%
Notes payable	3,168,729	4,160,277	(991,548)	(24)%

Cash and cash equivalents decreased $13.9 million in the nine months ended September 30, 2024, primarily due to cash used in operating activities of $40.1 million offset by the net proceeds of issuance of Common Stock of $26.7 million.

To date, we have funded a significant portion of our operations through private and public offerings of Common Stock and raise of money through notes payable. As of September 30, 2024, we had cash on hand of approximately $11.3 million. We have accrued settlement costs in the amount of $4.4 million, payable over forty remaining equal quarterly installments of $0.2 million. The expense was recorded at the present value of the obligation with an imputed interest rate of 10%. The short-term obligation related to these settlement costs as of September 30, 2024 was $0.3 million and the long-term portion is $4.2 million. We also had notes payable for print and advertising notes in the amount of $3.2 million with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid within the next 12 months. As we continue to grow, we expect to raise additional funds to cover any shortfall in operating needs. We project that our existing capital resources, including cash, accounts receivables, licensing receivables, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next twelve months.

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the nine months ended September 30, 2024, we incurred a net loss of approximately $51.3 million and used cash in operating activities of approximately $40.1 million. We have an accumulated deficit of approximately $61.3 million as of September 30, 2024. A significant portion of the net loss for the nine months ended September 30, 2024, was due to a one-time contractual commitment for marketing spend on a theatrical release, legal expenses related to unfavorable outcome of arbitration and increased marketing expenses to grow Angel Guild memberships. Management does not anticipate the same level of marketing spend as a percentage of revenue for future theatrical releases. The Chosen Agreement, which has generated significant past revenues, was canceled during the quarter ended June 30, 2024. Management anticipates that we will continue to incur operating losses and use cash in operating activities for the rest of 2024 and into 2025.

Management is working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases in the second half of 2024 and in 2025, and additional streaming agreements. We hold bitcoin assets valued at over $20.0 million as of the date of this Quarterly Report on Form 10-Q. We finance marketing activities for theatrical releases through print and advertising loan agreements with individual and institutional investors. Additionally, we have raised capital through the sale of Common Stock, generating approximately $7.5 million during the year ended December 31, 2023, and approximately $26.7 million during nine months ended September 30, 2024. Management believes it will be able to fund operating capital shortfalls for the next year through the issuance of debt and common stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling Common Stock on acceptable terms proves challenging, we would need to significantly reduce operations, which could materially affect our financial condition and/or our ability to continue as a going concern.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows used in operating activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

	For the nine months ended September 30,
	2024	2023	Net Change
Net cash and cash equivalents provided by (used in) operating activities	$(40,082,027)	$19,422,221	$(59,504,248)

Cash flows used in operating activities for the nine months ended September 30, 2024 was $40.1 million compared to cash flows provided by operating activities of $19.4 million for the nine months ended September 30, 2023. The decrease in cash provided by operating activities during 2024, compared to 2023, is due largely to the net loss generated during this period, higher outstanding licensing receivables due to increased licensing revenues, a significant paydown of accrued expenses and accrued licensing royalties and a change in deferred income taxes of $4.4 million.  These were offset by an increase in cash collect from accounts receivable and a higher deferred revenue balance as a result of more monthly and annual memberships to the Angel Guild.

Investing Activities. Cash flows provided by investing activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

	For the nine months ended September 30,
	2024	2023	Net Change
Purchases of property and equipment	$(271,927)	$(386,311)	$114,384
Issuance of note receivable	(1,455,279)	(2,042,255)	586,976
Collections of note receivable	1,820,313	3,669,396	(1,849,083)
Purchase of digital assets	(48,515)	(76,966)	28,451
Sale of digital assets	2,182,381	—	2,182,381
Investments in affiliates	(1,033,516)	(770,391)	(263,125)
Net cash and cash equivalents provided by investing activities	$1,193,457	$393,473	$799,984

Cash flows provided by investing activities for the nine months ended September 30, 2024 was $1.2 million compared to cash flows provided by investing activities $0.4 million for the nine months ended September 30, 2023. Both periods saw moderate activity in issuing and collecting repayments on notes receivable, with more collections during 2023 being the result of several of our filmmakers paying us back for our crowdfunding services during each period (see section “Notes to the Condensed Consolidated Financial Statements—Notes Receivable). We also sold some of our digital assets, which resulted in a gain of $1.6 million, during the 2024 period.

Financing Activities. Cash flows provided by financing activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

	For the nine months ended September 30,
	2024	2023	Net Change
Repayment of notes payable	$(18,562,356)	$(26,775,579)	$8,213,223
Receipt of notes payable	17,043,019	24,710,485	(7,667,466)
Exercise of stock options	457,820	39,258	418,562
Issuance of common stock	26,901,019	7,500,000	19,401,019
Fees related to issuance of common stock	(206,613)	—	(206,613)
Repurchase of common stock	(600,079)	(21,922)	(578,157)
Debt financing fees	—	(305,271)	305,271
Net cash and cash equivalents provided by financing activities	$25,032,810	$5,146,971	$19,885,839

Cash flows provided by financing activities for the nine months ended September 30, 2024 were $25.0 million compared to cash flows provided by financing activities of $5.1 million for the nine months ended September 30, 2023. During the 2024 period, we raised $31.6 million with issuance of Common Stock, with $4.9 million of this amount collected in October and November 2024, and $17.0 million for print and advertising related activities and repaid $18.6 million for print and advertising related activities during the same period. During the 2023 period, we raised $7.5 million with issuance of Common Stock and $24.7 million for print and advertising related activities and repaid $26.8 million for print and advertising related activities during the same period.

Trends and Key Factors Affecting Our Performance

Our business does not currently generate revenue from distribution activities related to the Chosen Agreement. Revenue from distribution activities related to the Chosen Agreement has accounted for 10% and 22% of our total revenue for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively.

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivatives thereof. On May 28, 2024, the arbitrator in the arbitration proceedings issued an Interim Arbitration Award (the “Interim Arbitration Award”) granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and potential recovery of an allocable portion of its attorney fees. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

On September 25, 2024, the Final Arbitration Award (the “Final Arbitration Award”) was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees. We disagree with the arbitrator’s decision regarding the breach of contract claims and the termination of the Chosen Agreement and intend to seek appellate review of the Final Arbitration Award in the arbitration proceedings, as permitted under the arbitration provision of the Chosen Agreement. Unless and until a favorable outcome of such appellate review is determined, we will fully comply with the Final Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

We have worked with other filmmakers that have generated a substantial amount of revenue for us. We are continuing to work with these and several other filmmakers on new and exciting films and TV shows. However, there is no guarantee that we will be able to earn as much revenue from these new films and TV shows as we have from some of our more successful films and TV shows, including “The Chosen.” If we are unable to successfully monetize other projects, this could have a material adverse impact on our business, results of operations and financial condition.

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

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Other Estimates

See “Note 1” to the accompanying condensed consolidated financial statements included herein for further discussion.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of September 30, 2024, we had no outstanding variable rate indebtedness, and we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 6, 2019, the California Court granted the Plaintiffs’ motion for partial summary judgment as to liability. The order found that we were liable for infringing the copyrights, and violating the Digital Millennium Copyright Act (“DMCA”), with respect to certain motion pictures of the Plaintiffs’. Damages related to the respective copyright infringements, and DMCA violations, were decided by a jury trial in June 2019. The jury found that we willfully infringed the Plaintiffs’ copyrights and awarded statutory damages of $75.0 thousand for each of the 819 infringed titles, or $61.4 million. The jury also awarded statutory damages of $1.3 thousand for DMCA violations for each of the 819 infringed titles, or $1.0 million. The total award for both counts was $62.4 million. On September 23, 2019, a judgment consistent with the jury’s verdict was entered against us by the California Court. The Plaintiffs also planned to seek an award of costs and attorneys’ fees.

On August 26, 2020, we entered into a Settlement Agreement (the “Disney Settlement Agreement”) with the Plaintiffs as part of our Reorganization Plan (as defined below), effectively ending the litigation. See “Chapter 11 Bankruptcy” below, for more information on the Disney Settlement Agreement and Reorganization Plan.

The Permanent Injunction

On September 5, 2019, the California Court issued a permanent injunction against us. The permanent injunction enjoins us, our officers, agents, servants, employees, and attorneys, from: (1) circumventing technological measures protecting Plaintiffs’ Copyrighted Works (as defined in the Disney Settlement Agreement) on DVDs, Blu-rays, or any other medium; (2) copying Plaintiffs’ Copyrighted Works, including but not limited to copying the works onto computers or servers; (3) streaming, transmitting or otherwise publicly performing any of Plaintiffs’ Copyrighted Works over the internet, via web applications, via portable devices, via streaming devices, or by means of any other device or process; or (4) engaging in any other activity that violates, directly or indirectly, Plaintiffs’ anti-circumvention right, 17 U.S.C. §1201(a), or that infringes by any means, directly or indirectly, any of Plaintiffs’ exclusive rights in any copyrighted work under Section 106 of the Copyright Act, 17 U.S.C. §106.

We were required to cease and have ceased filtering and streaming all movies and television programs owned by the Plaintiffs.

The foregoing description of the permanent injunction is a summary and is qualified in its entirety by the California Court’s orders.

Chapter 11 Bankruptcy

On October 18, 2017, we filed a voluntary petition for relief under chapter 11, title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”), case number 17-29073 (the “Bankruptcy Case”). On September 4, 2020, the Bankruptcy Court confirmed our Joint Plan of Reorganization (the “Reorganization Plan”), which became effective on September 30, 2020 (the “Reorganization Plan Effective Date”). On November 17, 2020, the Bankruptcy Court issued a final decree closing the Bankruptcy Case.

The following is a summary of certain provisions of the Reorganization Plan and related Disney Settlement Agreement, and is not intended to be a complete description of the Reorganization Plan. Complete versions of the Reorganization Plan and related Disney

Settlement Agreement can be found in the section entitled “Exhibits” under Item 2.1 of our Form 1-U filed with the SEC on September 15, 2020, and are incorporated by reference into this Quarterly Report on Form 10-Q.

Reorganization Plan

The Reorganization Plan, as confirmed, contemplated that:

●	We will continue as a “going concern,” thereby ensuring the greatest return to creditors and shareholders by allowing us to reorganize through continuation of its business operations and satisfaction and discharge of its debts over time.
●	Holders of all allowed claims (other than administrative expense claims and priority tax claims) (“Claim Holders”) will be paid in full, from funds available and required to be distributed thereto (“Distribution Funds”), and the holders of equity interests in us (“Equity Holders”) shall retain their interests in us.
●	Neal Harmon and Jeffrey Harmon will remain in management positions with us and agreed to refrain from engaging in competitive activities in the business of Self-Selected Viewing for a one-year period. Pursuant to the Disney Settlement Agreement and under the related security agreement and compliance lien, Neal Harmon and Jeffrey Harmon pledged all their equity in us as collateral. If we are found to have four instances of unauthorized use of copyrighted materials in a consecutive five-year period, any Studio (as defined below) may immediately commence an enforcement action against us in the Central District of California, and both Neal Harmon and Jeffrey Harmon could lose all of their interests in us.
●	We agree not to directly or indirectly, or facilitate any third party, to descramble, decrypt or otherwise bypass a Copyrighted Work of Disney Enterprises, Inc., Lucasfilm Ltd. LLC, Twentieth Century Film Corporation, Warner Bros. Entertainment Inc., MVL Film Finance, LLC, New Line Productions, Inc., and Turner Entertainment Co. (each individually a “Studio” and collectively, the “Studios”) or their respective affiliates, not to reproduce such a Copyrighted Work, not to stream, transmit, or publicly perform such a Copyrighted Work, and not to distribute such a Copyrighted Work.
●	We agree not to sue the Studios, and not to use resources to lobby to amend the Family Movie Act (17 U.S.C. § 110(11)) for a period of fourteen years following the Reorganization Plan Effective Date. We will voluntarily dismiss its appeal of the judgment and the injunction obtained by the Studios.
●	Subject to our compliance with terms and conditions of the Reorganization Plan and related Disney Settlement Agreement, we will pay the Studios $9.9 million over fourteen years, without interest, provided, however, that the unpaid balance of that certain promissory note made by the Company to the Studios in the amount of $62.5 million (the “Note”) minus any paid amounts (the “Settlement Amount”) will remain outstanding for fourteen years from the Reorganization Plan Effective Date. If, upon the expiration of fourteen years after the Reorganization Plan Effective Date, the Settlement Amount is timely paid and there is no breach or violation of the Disney Settlement Agreement that remains uncured after written notice is received and there have not been four instances of unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default (as defined in the Disney Settlement Agreement), in a consecutive five year period, then the Note shall be cancelled, and the original Note marked “Paid and Cancelled” shall be returned to us.
●	The Equity Holders shall retain their equity interests in us, provided however, that distributions to such Equity Holders shall not be made unless and until all payment obligations under the Reorganization Plan are made in full.

ClearPlay Litigation

In 2014, we responded to a contention by ClearPlay that we (at such time, VidAngel) infringed on certain ClearPlay patents by suing ClearPlay in the United States District Court for the Central District of California (the case was later transferred to Utah).  In doing so, we requested judicial determinations that our technology and service did not infringe eight patents owned by ClearPlay and that the patents were invalid.  In turn, ClearPlay counterclaimed against us, alleging patent infringement.  On February 17, 2015, the case was stayed pending inter partes review by the United States Patent and Trademark Office (the “USPTO”), of several of ClearPlay’s patents.  We were not party to or involved in the USPTO’s review of those patents.  Owing to those proceedings, on May 29, 2015, the Utah trial court closed the case without prejudice to the parties’ rights to reassert any or all claims later.  In July and August 2015, many of ClearPlay’s patent claims, including many of the claims asserted against us, were invalidated by the USPTO.  Some of ClearPlay’s other patent claims were upheld and still others were never challenged in the USPTO.  Following the USPTO’s rulings, ClearPlay appealed some of the USPTO’s invalidity decisions to the United States Court of Appeals for the Federal Circuit.  The findings of invalidity were all affirmed by the Federal Circuit on August 16, 2016.  On October 31, 2016, the magistrate judge, Brooke C. Wells, conducted telephonic status conferences in this and a related case brought by ClearPlay against DISH Network and ordered that both cases be re-

opened.  Subsequently, Magistrate Judge Wells granted ClearPlay’s motion to stay the litigation at least until a decision is rendered on the preliminary injunction by the Ninth Circuit.  On October 12, 2017, the magistrate judge ordered the case stayed again, this time until a final decision is rendered in the Disney Litigation.  On February 14, 2018, ClearPlay filed a claim in our chapter 11 proceeding seeking an unliquidated sum.  On April 14, 2020, the trustee appointed in our Bankruptcy Case filed an objection to the claim in the Bankruptcy Court seeking an order to disallow the claim in its entirety.  On October 21, 2020, the Bankruptcy Court issued an order converting the trustee’s objection to ClearPlay’s claim in the Bankruptcy case to an adversary proceeding.  The case was transferred to the United States District Court for the Central District of Utah.

On April 20, 2021, the court lifted the stay as the final decision in the Disney Litigation had been determined and we were no longer in bankruptcy.  VidAngel Entertainment assumed responsibility for defense of the ClearPlay litigation, and any settlement discussions thereto, as part of the asset purchase agreement, dated March 1, 2021, by and between ASI, Skip TV Holdings, LLC and VidAngel Entertainment, LLC (the “VidAngel Asset Purchase Agreement”).  On November 4, 2021, we informed the court that we sold VidAngel and VidAngel Entertainment is the successor.  On January 14, 2022, ClearPlay filed a response stating ASI and VidAngel Entertainment is liable for past infringement as they are the successor to VidAngel.

On December 20, 2021, we served non-infringement and invalidity contentions concerning the patents asserted in this case.  On January 7, 2022, ClearPlay filed a motion seeking to add additional causes of action under the DMCA and Utah state law for alleged tortious interference, which we opposed on February 4, 2022.  On June 23, 2022, the Court granted leave for ClearPlay to amend its complaint to add these claims but deferred to a later stage of the proceedings any ruling on the futility of the claims.  On December 8, 2023, the Court held a Markman hearing to construe the scope and meaning of certain disputed claim terms in the asserted patents.  At the conclusion of the hearing, the court took the matter under submission.

On August 30, 2024 we entered into a settlement agreement with ClearPlay pursuant to which, among other things, we agreed to pay ClearPlay a royalty of $1.8 million, which is to be paid in thirty-six monthly installments of $50.0 thousand per month. These payments will be made by VidAngel Entertainment, LLC, pursuant to the VidAngel Asset Purchase Agreement, in exchange for certain licensing rights, a covenant not to sue in the future and dismissal of the litigation with prejudice.

The Chosen Arbitration

Historically, our business generated a significant portion of our total revenue from distribution activities related to the Chosen Agreement.  The Chosen Agreement outlines the current contractual arrangement between the parties pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof.  Revenue from distribution activities related to the Chosen Agreement does not currently account for any percentage of our revenue.

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivatives thereof.  On May 28, 2024, the arbitrator in the arbitration proceedings issued an Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024.  The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and potential recovery of an allocable portion of its attorney fees.  The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.  On September 25, 2024, the Final Arbitration Award was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees.  We disagree with the arbitrator’s decision regarding the breach of contract claims and the termination of the Chosen Agreement and intend to seek appellate review of the Final Arbitration Award in the arbitration proceedings, as permitted under the arbitration provision of the Chosen Agreement.  Unless and until a favorable outcome of such appellate review is determined, we will fully comply with the Final Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Form 10 filed with the SEC on February 27, 2024 and amended on April 19, 2024 and May 13, 2024. For risk factors related to the proposed Business Combination, see the “Risk Factors” section in the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination. There have been no material changes in our risk factors since such filings, except for the following:

Historically, a significant amount of our revenue has been derived from the Chosen Agreement. The termination of the Chosen Agreement could reduce our revenues and adversely affect our operating results.

Historically, a significant amount of our revenue has been derived from distribution activities related to the Chosen Agreement. Revenues recognized during the years ended December 31, 2023, 2022 and 2021 and derived from the Chosen Agreement were $40.0 million, $68.0 million, and $116.0 million, respectively.

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the television series “The Chosen,” and any future audiovisual productions derivatives thereof.  On May 28, 2024, the arbitrator in the arbitration proceedings issued an Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024.  The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and potential recovery of an allocable portion of its attorney fees.  The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.  On September 25, 2024, the final award was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees.  We disagree with the arbitrator’s decision regarding the breach of contract claims and the termination of the Chosen Agreement and intend to seek appellate review of the Final Arbitration Award in the arbitration proceedings, as permitted under the arbitration provision of the Chosen Agreement.  Unless and until a favorable outcome of such appellate review is determined, we will fully comply with the Final Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

We are currently working with several new filmmakers on new projects. However, there is no guarantee that we will be able to continue to earn as much revenue from these new projects or from any upcoming projects as we did from the Chosen Agreement. If we are unable to continue to successfully monetize projects other than those arising under the Chosen Agreement, the termination of the Chosen Agreement could have a material adverse impact on our business, results of operations, and financial condition.

Our Bitcoin Holdings are and will be less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

We intend to adopt bitcoin as our primary treasury reserve asset. Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to significantly influence our financial results and the market price of the Combined Company’s Common Stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of the Combined Company’s Common Stock. Our financial results and the market price of the Combined Company’s Common Stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, including during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of bitcoins associated with significant hacks, seizures, or forfeitures, such as the transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
●	changes in consumer preferences and the perceived value or prospects of bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
●	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the bitcoin network;
●	transaction congestion and fees associated with processing transactions on the bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example:

●	On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. central bank digital currency (“CBDC”). A number of reports issued pursuant to the executive order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.
●	On April 4, 2022, SEC Chair Gary Gensler announced that he has asked SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the Commodity Futures Trading Commission on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate. Similarly, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets.
●	On September 8, 2022, the White House Office of Science and Technology Policy issued a report in coordination with other federal agencies relating to the climate and energy implications of digital assets, including bitcoin, in the United States. Among its finding are that digital assets are energy intensive and drive significant environmental impacts, and the report recommends further study of the environmental impact of digital assets and the development of environmental performance regulations for digital asset miners, which may include limiting or eliminating digital assets that use high energy intensity consensus mechanisms, including the proof-of-work consensus mechanisms on which the bitcoin blockchain is based.
●	On March 1, 2023, the U.S. Under Secretary for Domestic Finance provided an update on the development of a U.S. CBDC, indicating that the U.S. Department of Treasury would be providing an initial set of findings and recommendations regarding the development and adoption of a U.S. CBDC in the coming months.
●	On April 14, 2023, the SEC reopened the comment period for its proposal to amend the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. The comment period is now closed. The SEC may determine whether to adopt the revised definition after an evaluation of comments provided during the comment period. If adopted in its proposed form, the new definition would have a sweeping impact on digital asset trading venues and other digital asset industry participants.
●	The European Union’s Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin, became effective in June 2023, with various requirements phasing into effect through 2024. MiCA also requires the European Commission (i) to provide a report on the environmental impact of crypto-assets and (ii) based upon such report, introduce mandatory minimum sustainability standards for consensus mechanisms, including the proof-of-work consensus mechanisms on which the bitcoin blockchain is based.
●	On June 5, 2023, the SEC filed a complaint against Binance Holdings Ltd. and other affiliated entities in federal district court for the District of Columbia, alleging, among other claims related to the operation of the affiliates and their platforms, that: (i) the Binance entities commingled and diverted customer assets; (ii) various affiliates of Binance Holdings Ltd. operated as exchanges, brokers, dealers and clearing agencies without registration under the Exchange Act; (iii) Binance Holdings Ltd. engaged in the unregistered offer and sale of securities; (iv) affiliates of Binance Holdings Ltd. operated in a manner to evade U.S. federal securities laws, and (v) affiliates of Binance Holdings Ltd. misled customers and investors concerning the existence and adequacy of market surveillance and controls to detect and prevent manipulative trading.
●	On June 6, 2023, the SEC filed a complaint against Coinbase, Inc. and other affiliated entities in federal district court in the Southern District of New York, alleging, among other claims: (i) that Coinbase, Inc. violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase, Inc. violated the Securities Act by failing to register with the SEC the offer and sale of securities in connection with its staking program and (iii) that Coinbase Global Inc. is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc.
●	In the United Kingdom, on June 29, 2023, the Financial Services and Markets Act 2023 (“FSMA 2023”) became law. FSMA 2023 (i) clarifies that “cryptoassets” are subject to the regulated activities and financial promotion orders and (ii) establishes that digital assets firms, including exchanges and custodians, operating in or providing services to the United Kingdom carrying out certain activities involving “cryptoassets” are performing a regulated activity that needs to be authorized by the Financial Conduct Authority and may also be subject to oversight from the Bank of England. Several additional pieces of proposed legislation in the United Kingdom, including The Public Offers and Admissions to Trading Regulations 2023, may subject “cryptoassets” to further regulation. FSMA 2023 gave the UK Treasury powers to create financial market infrastructure sandboxes. The legislative framework for the UK’s Digital Securities Sandbox will take effect in January 2024.
●	On November 20, 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency. The SEC’s complaint also alleges that Kraken’s business practices, deficient internal controls and poor recordkeeping practices present a range of risks for its customers.
●	On November 21, 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States. Binance Holdings Ltd. also acknowledged that it willfully operated an unlicensed money transmitting business, pleaded guilty to criminal charges of not having adequate anti-money laundering protocols in place and committed violations of the International Emergency Economic Powers Act, and its then chief executive officer pleaded guilty to failing to maintain an effective anti-money laundering program and resigned as chief executive officer of Binance. This settlement does not include any settlement of the SEC’s complaint against Binance referenced above.
●	In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of the Combined Company’s Common Stock.

Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains and advances in digital computing, algebraic geometry and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to access to banking services, including (i) the issuance of the February 23, 2023 “Interagency Liquidity Risk Statement” by the Federal banking agencies cautioning banks on contagion risks posed by providing services to digital assets customers, (ii) the Federal Reserve Board’s denial of Custodia Bank’s application of a Federal Reserve account, and (iii) the inclusion of crypto-related divestiture conditions in recent merger transaction approvals. Additionally, in August 2023, the Federal Reserve established a Novel Activities Supervision Program to enhance the supervision of novel activities conducted by banking organizations supervised by the Federal Reserve. The program will focus on novel activities related to crypto-assets, distributed ledger technology and complex, technology-driven partnerships with nonbanks to deliver financial services to customers. Liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure our bitcoin holdings at fair value in our consolidated balance sheets, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Early adoption is permitted in any interim or annual period for which our consolidated financial statements have not been issued as of the beginning of the annual reporting period. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to increase the volatility of our financial results and significantly affect the carrying value of our bitcoin on our balance sheet. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of prior period, our future results will not be comparable to results from periods prior to our adoption of the guidance.

Because we intend to purchase a significant amount of additional bitcoin in future periods and significantly increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will substantially increase in the future. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

Bitcoin does not pay interest or dividends.

Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

We expect our bitcoin holdings will significantly impact our financial results and the market price of the Combined Company’s Common Stock.

We expect our bitcoin holdings will significantly affect our financial results and if we significantly increase our overall holdings of bitcoin in the future as we are expected to do, they will have an even greater impact on our financial results and the market price of the Combined Company’s Common Stock.

Our bitcoin treasury strategy has not been tested over any period of time or under different market conditions.

The bitcoin financing strategy that we continue to implement has not been tested over any period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin treasury strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of the Combined Company’s Common Stock would be materially adversely impacted.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts.

While we currently own a modest amount of bitcoin, we expect to acquire a significant amount of bitcoin following the completion of the Business Combination and expect to investigate many potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings and the regulatory requirements to which we are subject, may correspondingly change.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price and use of bitcoin.

A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400.0 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;
●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systemsunrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act and could adversely affect the market price of bitcoin and the market price of the Combined Company’s Common Stock.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of the Combined Company’s Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

5(a):

None.

5(b):

None.

5(c):

During the three months ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1

Joint Plan of Reorganization of Trustee and Studios under Chapter 11 of the Bankruptcy Code, dated August 28, 2020, incorporated by reference to Exhibit 1.2 of the Company’s Form 1-U filed on September 15, 2020

2.2

Agreement and Plan of Merger, dated September 11, 2024, by and among Southport Acquisition Corporation, Sigma Merger Sub, Inc. and Angel Studios, Inc., incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K/A on September 11, 2024

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
10.5

Promissory Note and Security Agreement between Angel Studios, Inc. and VidAngel Entertainment, LLC, dated March 1, 2021, incorporated by reference to Exhibit 6.6 of the Company’s Form 1-K filed on April 28, 2023

10.6

Sponsors Support Agreement, dated September 11, 2024, by and among Southport Acquisition Sponsor LLC, Southport Acquisition Corporation and Angel Studios, Inc., incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K/A on September 11, 2024

10.7

Stockholder Support Agreement, dated September 11, 2024, by and among Southport Acquisition Corporation, Angel Studios, Inc. and the persons set forth on Schedule I thereto., incorporated by reference to Exhibit 10.2 on the Company’s Form 8-K/A on September 11, 2024

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) notes to combined consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGEL STUDIOS, INC.

DATE: November 14, 2024	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2024	/s/ Patrick Reilly
Patrick Reilly
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)