Form 10-K
period 2024-12-31
Angel Studios, Inc.
filed 2025-03-28
CIK 1671941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public trading market for the shares of the registrant’s common stock. As a result, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant cannot be determined. On March 17, 2025, the registrant had 11,270,828 shares of Class A common stock, 3,005,416  shares of Class B common stock, 3,381,637 shares of Class C common stock and 9,786,312  shares of Class F common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Angel Studios, Inc.

Form 10-K

CERTAIN TERMS

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our,” “Angel Studios” or the “Company” are to Angel Studios, Inc. and its subsidiaries and affiliates.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of the federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements under“—Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements, including with respect to our recently announced proposed Business Combination (as defined below). The forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties, which are more fully described under “—Part I, Item 1A. Risk Factors,” include, but are not limited to, the following risks, uncertainties and other factors:

General Risks Related to Our Business

●	An investment in us is a speculative investment, and therefore, no assurance can be given that our investors or stockholders will realize their investment objectives.
●	We have a history of net losses and can in no way guarantee that we will be able to become or maintain profitability.
●	Historically, a significant amount of our revenue has been derived from the content license agreement with The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”), dated October 18, 2022 (the “Chosen Agreement”). The termination of the Chosen Agreement could reduce our revenues and adversely affect our operating results.
●	If we fail to maintain or, in new markets establish, a positive reputation with customers concerning our service, including the content we offer and the way in which we allow the customer to help us choose the content that is ultimately added to the service, we may not be able to attract or retain customers, and our operating results may be adversely affected.
●	Theatrical distribution typically involves significant risk and high upfront marketing costs, which can cause our financial results to vary from time to time.
●	We are dependent on our management to achieve our objectives, and our loss of, or inability to obtain, key personnel could delay or hinder implementation of our business and growth strategies, which could adversely affect the value of your investment and our ability to pay dividends.
●	Holders of our Class A common stock, par value $0.001 per share (the “Class A Common Stock”), Class B common stock, par value $0.001 per share (“Class B Common Stock”), Class C common stock, par value $0.001 per share (the “Class C Common Stock”) and Class F common stock, par value $0.001 per share (the “Class F Common Stock,” and together with the Class A Common Stock, Class B Common Stock and Class C Common Stock, the “Common Stock”), will have only limited rights regarding our management, and will thus not have the ability to actively influence the day-to-day management of our business and affairs.
●	We filed a voluntary petition for relief under chapter 11, title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of Utah (the “Bankruptcy Court”), case number 17-29073 (the “Bankruptcy Case”), and were reorganized under the Reorganization Plan (the “Reorganization Plan”) confirmed by the Bankruptcy Court on September 4, 2020, which became effective on September 30, 2020 (the “Reorganization Plan Effective Date”). The Reorganization Plan may have a material adverse impact on its business, financial condition, results of operations, and cash flows.
●	We may be found in violation of the settlement agreement, dated August 26, 2020 (the “Disney Settlement Agreement”), between us and Disney Enterprises, Inc., Lucasfilm Ltd. LLC, Twentieth Century Film Corporation, Warner Bros. Entertainment Inc., MVL Film Finance, LLC, New Line Productions, Inc., and Turner Entertainment Co. (each individually a “Studio” and collectively, the “Studios”), in relation to the unauthorized use of Copyrighted Works (as defined in the Disney Settlement Agreement), by a Studio or its affiliates.

Risks Relating to Our Bitcoin Treasury Strategy

●	Our bitcoin holdings are and will be less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
●	Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of the Common Stock.
●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.
●	We expect that our bitcoin holdings will significantly impact our financial results and the market price of our Common Stock.
●	Our bitcoin treasury strategy has not been tested over any period of time or under different market conditions.
●	Changes in our ownership of bitcoin could have accounting, regulatory and other impacts.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Overview

We are a values based media distribution company that uses technology to empower a vibrant and growing community to replace the Hollywood gatekeeper system and champion stories that amplify light for mainstream audiences.

Our community, known as the Angel Guild, is at the heart of this mission.

1) The Angel Guild votes to select film and TV shows.

2) The Angel Guild rallies in theaters to support film releases.

3) The Angel Guild funds future films and TV shows with their membership.

As of March 6, 2025, through the Angel Guild, over one million paying members from more than 170 different countries help decide what film and TV projects we will market and distribute.

Pledge to Amplify Light

All Guild members make a written pledge stating: “When I vote, I pledge to help choose excellent entertainment that is true, honest, noble, just, authentic, lovely or admirable.”

Revenue

We primarily generate revenue from the following sources:

●	Angel Guild revenue comes from monthly or annual membership fees. Currently there are two possible tiers for membership, Basic and Premium. Both memberships allow voting for every Angel Studios release, give early access for streaming, and help fund our original films, increasing new content releases. The primary difference between the two memberships is that Premium includes two complimentary tickets to every Angel Studios theatrical release and a discount for all merchandise.
●	Theatrical Distribution revenue comes from releasing our original films with our exhibitor partners. Every time a moviegoer purchases a ticket from the partner theaters, we receive a percentage of the box office revenue. For most international theaters, the percentage of box office revenue is first paid to a distributor who then pays us.
●	Content Licensing revenue comes from licensing our films and TV shows to other distributors such as Amazon, Apple and Netflix. Our future plans include licensing the rights to our films and TV shows for other experiences such as derivative shows, video games, theme parks and Broadway-style plays.
●	Other revenue is generated from sales of merchandise related to our films and series, as well as physical DVD sales. We also offer a direct online store for Angel Studios themed products and wholesale products to retail partners.

Founding

We were founded in 2013 by our Chief Executive Officer, Neal Harmon, along with his brothers Daniel, Jeffrey and Jordan, and their cousin, Benton Crane.

Bitcoin Treasury Strategy:  Seeking to Empower the Angel Guild for Generations

As of December 31, 2024, we held an aggregate of approximately 304.2 bitcoins. We plan to continue to acquire and hold bitcoin as a strategic treasury asset as an adjunct to our core film and TV distribution business. The continued implementation of our bitcoin treasury strategy aims to support our mission-driven approach of funding the world’s best filmmakers in producing stories that amplify light for generations to come. The overall strategy contemplates that we may (i) enter into capital raising transactions that are collateralized by our bitcoin holdings, (ii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings and (iii) periodically sell bitcoin for general corporate purposes, including to generate cash to meet our operating requirements.

Angel Studios Financings

Regulation A Offering

On September 10, 2024, we sold an aggregate of 661,375 shares of Class C Common Stock (the “Reg A Offering”) pursuant to an offering under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”). The price of the Class C Common Stock was $30.24 per share (the “Reg A Price”), and the Reg A Offering generated gross proceeds of approximately $20.0 million. We determined the Reg A Price after considering several key factors at that time, including (i) the information set forth in our offering statement on Form 1-A, originally filed with the Securities and Exchange Commission (“SEC”) on June 20, 2024, as subsequently amended and filed with the SEC on each of August 9, 2024 and August 27, 2024, and as qualified by the SEC on August 29, 2024 (the “Reg A Offering Statement”), (ii) our history and future growth expectations, as well as the history and future growth expectations of the industry in which we compete, (iii) our past and present financial performance, (iv) our prospects for future earnings and the present state of our business, (v) the general condition of the securities markets at the time of the Reg A Offering, (vi) the recent market prices of, and demand for, publicly traded common stock of generally comparable companies and (vii) other relevant factors. Our Chief Executive Officer, Neal Harmon, purchased eight shares of Class C Common Stock, our President, Jordan Harmon, purchased 661 shares of Class C Common Stock, our Chief Content Officer, Jeffrey Harmon purchased eight shares of Class C Common Stock and one of our directors, Paul Ahlstrom, purchased sixteen shares of Class C Common Stock, in each case as part of the Reg A Offering. We intend to use the proceeds from the Reg A Offering to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

Off The Chain

On September 11, 2024, we and Off the Chain, LP (“Off the Chain”), a leading bitcoin asset management firm, entered into an agreement in principle for an investment by Off the Chain of approximately $10.0 million to help support our bitcoin treasury strategy. On September 30, 2024, we entered into a stock purchase agreement with Off the Chain, pursuant to which Off the Chain agreed to purchase an aggregate of 330,687 shares of Class C Common Stock, at a price of $30.24 per share, for an aggregate purchase price of $10.0 million, payable in bitcoin. The sale closed on October 10, 2024. The issuance of the our Class C Common Stock was made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. Off the Chain is an “accredited investor” as defined in Regulation D, and the sale of the Class C Common Stock was made without general solicitation or advertising. No commissions were paid in connection with the sale of such securities. We intend to use the proceeds from our sale of Class C Common Stock to Off the Chain to support our bitcoin treasury strategy.

Other

During the fourth quarter of 2024, we sold an aggregate of 30,141 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $1.0 million. During the first quarter of 2025, we sold an aggregate of 431,402 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $14.1 million. The issuances of the Class C Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. We intend to use the proceeds from the sales of Class C Common Stock to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

Proposed Businesss Combination

The Merger

On September 11, 2024, Southport Acquisition Corporation, a Delaware corporation (“Southport”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Southport, Sigma Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Southport (“Merger Sub”), and Angel Studios.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(1)	at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into Angel Studios, with Angel Studios continuing as the surviving corporation and a wholly owned subsidiary of Southport (the “Merger or Business Combination”);
(2)	at the Closing, all of the outstanding capital stock of Angel Studios (other than shares subject to Angel Studios options, shares held in treasury and any dissenting shares) will be converted into the right to receive shares of common stock, par value $0.0001 per share, of Southport (“Southport Common Stock”), in an aggregate amount equal to (x) $1.5 billion plus the aggregate gross proceeds of any capital raised by Angel Studios prior to the Closing, divided by (y) $10.00;
(3)	at the Closing, all of the outstanding options to acquire capital stock of Angel Studios will be converted into comparable options to acquire shares of Southport Common Stock (subject to appropriate adjustments to the number of shares of Southport Common Stock underlying such options and the exercise price of such options);
(4)	subject to the approval of the holders of Southport’s public warrants, Southport will amend its public warrants so that, immediately prior to the Closing, each of the issued and outstanding Southport public warrants automatically will convert into 0.1 newly issued share of Southport class A common stock and such warrants will cease to be outstanding (the “Warrant Conversion”); and
(5)	at the Closing, Southport will be renamed “Angel Studios, Inc.”

The board of directors of Southport has unanimously (i) approved and declared advisable the Merger Agreement and the Merger and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Southport.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on December 5, 2024, (ii) the absence of any law or injunction prohibiting the consummation of the Merger, (iii) the effectiveness of the registration statement on Form S-4 to be filed by Southport in connection with the transaction, (iv) the approval of the Merger Agreement and the transactions contemplated thereby by the respective stockholders of Southport and Angel Studios, (v) the approval by Southport’s stockholders of an extension to Southport’s deadline to consummate a business combination to September 30, 2025, which approval was obtained on November 13, 2024, (vi) the receipt of approval for listing on the New York Stock Exchange or the Nasdaq Stock Market (or any other nationally recognized stock exchange in the United States as may be agreed by Angel Studios and Southport) of the Southport class A common stock (including shares issued in the transaction), (vii) Southport having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) upon the Closing, (viii) the performance in all material respects of the respective covenants of Southport and Angel Studios to be performed as of or prior to the Closing, including with respect to Southport, the covenant with respect to the warrantholder approval and (ix) the representations and warranties of Southport and Angel Studios remaining accurate (to such standards described in the Merger Agreement) as of the effective time of the Merger.

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

The Merger Agreement may be terminated at any time prior to the Closing (i) by written consent of Southport and Angel Studios, (ii) by either Angel Studios or Southport, if certain approvals of the stockholders of Southport or Angel Studios, to the extent required under the Merger Agreement, are not obtained as set forth therein, (iii) by Angel Studios, if there is a Modification in Recommendation (as defined in the Merger Agreement), or by Southport, if there is a Company Modification in Recommendation (as defined in the Merger Agreement), and (iv) by either Southport or Angel Studios in certain other circumstances set forth in the Merger Agreement, including (a) if any governmental authority shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (b) in the event of certain uncured material breaches by the other party or (c) if the Closing has not occurred on or before September 30, 2025.

Certain Related Agreements

The Sponsor Support Agreement

On September 11, 2024, Southport also entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among Southport, Southport Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and Angel Studios, pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) not redeem its shares of Southport Common Stock in connection therewith. In addition, the Sponsor has agreed to forfeit all of the Southport private placement warrants held by it at the Closing for no additional consideration. The Sponsor has also agreed to cover certain expenses incurred by Southport that are unpaid and payable at the Closing in excess of a specified cap. The Sponsor Support Agreement will terminate upon the earlier of the termination of the Merger Agreement or written agreement by the parties.

Angel Studios Stockholder Support Agreement

On September 11, 2024, Southport also entered into a Stockholder Support Agreement (the “Angel Studios Stockholder Support Agreement”) by and among Southport, Angel Studios and certain stockholders of Angel Studios (the “Key Stockholders”). Under the Angel Studios Stockholder Support Agreement, the Key Stockholders agreed, with respect to the outstanding shares of Angel Studios’ common stock held by such Key Stockholders, to vote their shares or execute and deliver a written consent adopting the Merger Agreement and related transactions and approving the Merger Agreement and transactions contemplated thereby.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Southport, the Sponsor, certain equityholders of Angel Studios, Jared Stone and the other parties thereto, will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Southport will grant customary registration rights to the other parties thereto, including to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Southport Common Stock that are held by the other parties thereto.

Lock-Up Agreement

The Merger Agreement contemplates that, at the Closing, Southport and the Key Holders (as defined in the Merger Agreement) will enter into a Lock-Up Agreement (the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to shares of Southport Common Stock held by the Key Holders immediately following the Closing (other than shares purchased in the public market after the Closing) and the shares of Southport Common Stock issued to directors and executive officers of the combined company upon settlement or exercise of stock options or other equity awards outstanding as of immediately following the Closing in respect of awards of Angel Studios outstanding immediately prior to the Closing (the “Lock-Up Shares”). Such restrictions begin at the Closing and end on the earlier of (i) one year after the Closing and (ii) (a) for 33.0% of the Lock-Up Shares, the date on which the last reported sale price of Southport Common Stock equals or exceeds $12.50 per share for any twenty trading days within any thirty-trading day period commencing at least thirty days after the Closing and (b) for an additional 50.0% of the Lock-up Shares, the date on which the last reported sale price of Southport Common Stock equals or exceeds $15.00 per share for any twenty trading days within any thirty-trading day period commencing at least thirty days after the Closing.

The foregoing descriptions of the Merger Agreement, the Sponsor Support Agreement and the Angel Studios Stockholder Support Agreement, and the transactions and documents contemplated thereby (including, without limitation, the Registration Rights Agreement and the Lock-Up Agreement), are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, the Sponsor Support Agreement and the Angel Studios Stockholder Support Agreement, copies of which were filed with a Current Report on Form 8-K/A on September 11, 2024, as Exhibit 2.1, Exhibit 10.1 and Exhibit 10.2, respectively, and the terms of which are incorporated by reference herein.

Amendment to Agreement and Plan of Merger

On February 14, 2025, Southport, Angel Studios and Merger Sub entered into the Amendment No. 1 to Agreement and Plan of Merger (the “Merger Agreement Amendment”), which amends the Merger Agreement to make the following adjustments:

1.Remove the closing condition requiring Southport to have at least $5,000,001 of net tangible assets upon the Closing;

2.Amend the definition of “Acquiror Expense Cap” in the Merger agreement to increase the amount of expenses from an amount equal to (a) $11,000,000.00 minus (b) the aggregate amount of reasonable and documented Transaction Expenses; provided that the amount in clause (b) shall not exceed $3,500,000.00; to an amount equal to (a) $11,415,000.00 minus (b) the aggregate amount of reasonable and documented Transaction Expenses; provided that the amount in clause (b) shall not exceed $3,863,342.40;

3.Amend the definition of “Transaction Expenses” in the Merger Agreement to include costs and expenses related to the preparation, filing and distribution of the Joint Proxy Statement/Registration Statement and other Angel Studios SEC filings; and

4.Amend the provision regarding expense statements to increase the amount of expenses from $11,000,000.00 to $11,415,000.00.

The Merger Agreement Amendment was filed with a Current Report on Form 8-K on February 18, 2025, as Exhibit 2.1, and is incorporated herein by reference.

The Merger Agreement, the Merger Agreement Amendment, the Sponsor Support Agreement and the Angel Studios Stockholder Support Agreement and the other documents related thereto (collectively, the “Transaction Documents”) have been included to provide investors with information regarding their terms. They are not intended to provideany other factual information about Angel Studios, Southport or their respective affiliates. The representations, warranties, covenants and agreements contained in the Transaction Documents were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Transaction Documents and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Transaction Documents instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Transaction Documents and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the applicable dates of the Transaction Documents, which subsequent information may or may not befully reflected in Angel Studio’s public disclosures.

Business Plan

We are a community-driven media company that uses technology to empower audiences to decide which stories get produced and distributed, while creating communities around each project. Filmmakers pitch projects to the Angel Guild, which include individuals from all over the world, to find stories and filmmakers that amplify light. After projects pass the Angel Guild, investors in Angel Studios (“Angel Investors”) are given the opportunity to fund the projects they are most excited to see, via the Angel Funding Portal discussed below. Post-production, films and TV shows are delivered directly to viewers and grow as fans share with others.

Our distribution clients utilize the services of VAS Portal, LLC d/b/a Angel Funding (“VAS Portal”), an SEC registered Funding Portal (SEC File No. 7-165) and a member of the Financial Industry Regulation Authority (“FINRA”), to facilitate crowdfunding of their projects by Angel Investors via what we refer to as the “Angel Funding Portal.” VAS Portal and the Angel Funding Portal are operated independently and currently offer crowdfunding opportunities exclusively to Angel Investors. VAS Portal was originally founded as a wholly owned subsidiary of Angel Studios, but was sold in 2019 to Harmon Ventures, LLC (an entity indirectly owned by our Chief Executive Officer, Mr. Neal Harmon, and two of his brothers, Messrs. Jeffrey Harmon and Daniel Harmon) (“Harmon Ventures”). As of the date of this Annual Report, Angel Studios has no ownership interest in VAS Portal. For more information about VAS Portal and its history with us, see “—Part III, Item 13. Certain Relationships And Related Transactions, and Director Independence.”

The first project launched by us for distribution was Dry Bar Comedy. Dry Bar Comedy is currently one of the largest collections of clean stand-up comedy in the world with over five billion views, including social media.

Shortly thereafter, we entered into a consulting and coordination agreement with The Chosen to produce a new type of TV series where each season is funded by the audience. As part of the agreement, we (i) provided The Chosen with certain consultation and advice related to The Chosen’s crowdfunding offering, (ii) designed and built a technological platform for The Chosen to facilitate its crowdfunding offering and (iii) provided various public relations and marketing and advertising services for The Chosen. The series “The Chosen” went on to become one of the largest equity crowdfunded media projects of all time, amassing an audience of more than one hundred million. On October 18, 2022, we entered into the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof. On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement. On May 28, 2024, the arbitrator in the arbitration proceedings issued an interim arbitration award (the “Interim Arbitration Award”) granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. On September 25, 2024, the final award (the “Final Arbitration Award”) was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees. On October 25, 2024, we filed an appeal of the Final Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement. Three arbitrators have been selected to preside over the appeal, which is currently scheduled for May 15 to May 22, 2025. Unless and until a favorable outcome of such appellate review is determined, we will fully comply with the Final Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024. For more information, see “—Part I,Item 3. Legal Proceedings—The Chosen Arbitration.”

Building on our early successes, we launched several new initiatives that focus on films and TV shows in markets currently underserved by the traditional studio system.

During 2023, we launched a new theatrical division and released “His Only Son,” which debuted at #3 in the U.S. box office according to distributor data provided to TheNumbers.com. On July 4, 2023, we released “Sound of Freedom,” which debuted at #1 in the U.S. box office according to distributor data provided to TheNumbers.com. Our innovative theatrical strategy combines the power of the Angel Guild’s predictive capabilities in identifying movies that we believe deserve a theatrical release with the efficiency of crowdfunding the prints and advertising (“P&A”) funds needed to market the film. In addition, using our self-developed and controlled “Theatrical Pay-it-Forward” technology, we are able to offer a community-based in-person cinema experience whereby, after experiencing a film in the theater, people have the opportunity to share that experience with others by purchasing tickets, through the Angel App or on our website, for those who would not otherwise watch the film at a theater. The Theatrical Pay-it-Forward technology combines standard payment processing technology with a streamlined redemption process that allows recipients of the Theatrical Pay-it-Forward tickets to select a theater and showtime of their choosing for the respective film.

Not all of our films or TV shows launch theatrically. We consider multiple different distribution strategies for our films and TV shows, including licensing of the content across a wide range of global distribution platforms and networks that include transactional video on demand, electronic sell thru, subscription video on demand (“SVOD”), ad-supported video on demand and free video on demand. We also make our content available through our own streaming service via the Angel App or on our website (www.angel.com). The Angel App is available to download for free from the Google Play Store on Android mobile devices, Google TV devices and Android TV devices, from the Apple App Store on iOS mobile devices, from Roku TV, from the Fire TV Channels Store on Fire TV and from Samsung Smart TV. While most content can be watched for free on the Angel App, members of the Angel Guild are provided with early access to most of the content that we distribute.

We are regularly testing, introducing and building new and exciting community-based features to help us achieve the goal of finding and sharing stories with the world that amplify light.

History of the Business

We were founded in 2013 by our Chief Executive Officer, Neal Harmon, along with his brothers Daniel, Jeffrey and Jordan, and their cousin, Benton Crane. We were originally called VidAngel but, we were renamed Angel Studios, Inc. in March 2021.

Bankruptcy Proceedings

On October 18, 2017, we filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court, and were reorganized under the Reorganization Plan confirmed by the Bankruptcy Court on the Reorganization Plan Effective Date. On November 17, 2020, the Bankruptcy Court issued a final decree closing the Bankruptcy Case.

The following is a summary of certain provisions of the Reorganization Plan and related Disney Settlement Agreement, in relation to the unauthorized use of Copyrighted Works.

Reorganization Plan

The Reorganization Plan contemplates that:

●	We will continue as a “going concern,” thereby ensuring the greatest return to creditors and stockholders by allowing us to reorganize through continuation of our business operations and satisfaction and discharge of our debts over time.
●	Holders of all allowed claims (other than administrative expense claims and priority tax claims) will be paid in full, from funds available and required to be distributed thereto, and equity holders of Angel Studios shall retain their interests in Angel Studios.
●	Neal Harmon and Jeffrey Harmon will remain in management positions with us and agreed to refrain from engaging in competitive activities in the business of self-selected viewing for a one-year period. Pursuant to the Disney Settlement Agreement and under the related Security Agreement (as defined in the Disney Settlement Agreement), Neal Harmon and Jeffrey Harmon pledged all their equity in Angel Studios as collateral. If we are found to have four instances of unauthorized use of Copyrighted Work in a consecutive five-year period, any Studio may immediately commence an enforcement action against Angel Studios in the Central District of California (an “Enforcement Action”), and both Neal Harmon and Jeffrey Harmon could lose all of their interests in Angel Studios.
●	We agree not to directly or indirectly, or facilitate any third party, to descramble, decrypt or otherwise bypass a Copyrighted Work of the Studios or their respective affiliates, not to reproduce such a Copyrighted Work, not to stream, transmit or publicly perform such a Copyrighted Work and not to distribute such a Copyrighted Work.
●	We agree not to sue the Studios, and not to use resources to lobby to amend the Family Movie Act of 2005 (17 U.S.C. § 110(11)) (the “Family Movie Act”) for a period of fourteen years following the Reorganization Plan Effective Date. We will voluntarily dismiss our appeal of the judgment and the injunction obtained by the Studios.
●	Subject to our compliance with terms and conditions of the Reorganization Plan and related Disney Settlement Agreement, we will pay the Studios $9.9 million over fourteen years, without interest, provided, however, that the unpaid balance of that certain promissory note made by us to the Studios in the amount of $63.0 million (the “Note”) minus any paid amounts (the “Settlement Amounts”) will remain outstanding for fourteen years from the Reorganization Plan Effective Date. If, upon the expiration of fourteen years after the Reorganization Plan Effective Date, the Settlement Amount is timely paid and there is no breach or violation of the Disney Settlement Agreement that remains uncured after written notice is received and there have not been four instances of unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default (as defined in the Disney Settlement Agreement), in a consecutive five-year period, then the Note shall be cancelled, and the original Note marked “Paid and Cancelled” shall be returned to us.
●	The equity holders of Angel Studios shall retain their equity interests in Angel Studios, provided however, that distributions to such equity holders shall not be made unless and until all payment obligations under the Reorganization Plan are made in full.

The foregoing summary of certain provisions of the Reorganization Plan and related Disney Settlment Agreement are not complete and are subject to and qualified in their entirety by reference to the Reorganization Plan and Disney Settlment Agreement, copies of which can be found in our Current Report on Form 1-U filed on September 15, 2020, under “Item 2.1, Exhibits,” and the terms of which are incorporated by reference herein.

Our Product and/or Services

We currently operate by offering and producing our own films and series, distributing original films and series, releasing licensed films or shows, consulting with filmmakers, maintaining engagement with our existing users, conducting research and development to create new intellectual property and devising new methods to monetize existing intellectual property.

We are guided by our “North Star” principle, which is to share stories with the world that amplify light. We seek to do this by aligning our interests with those of the filmmakers and the audience and utilizing the wisdom of crowds, via the Angel Guild, to help guide decisions on which films and TV shows get selected for distribution. Members of the Angel Guild are allowed to vote on filmmaker submissions and are asked for their feedback as to whether or not the film or TV show “amplifies light” (based on our definition above). If the film or TV show receives enough votes from the Angel Guild, we then seek to enter into distribution agreements with the filmmakers to assist them in raising capital to fund the production, or release, of their film or TV show, while also securing the rights necessary to license, market and distribute it (each, a “Distribution Agreement”), the terms of which are addressed below under “—Distribution and License Agreements.”  The number of votes required for a film or TV show to pass the Angel Guild with statistical significance varies based on a wide variety of different factors, and is subject to change as we continue to improve and revise the voting process, but generally a submission requires a guild score (the “Guild Score”) of at least 70 to indicate that the film or TV show amplifies light and is desired by the audience. If algorithms related to the Guild Score are changed, they are simultaneously changed for all applicable present and future films and TV shows that go through the voting process.

Original Content

We announced the “Angel Studios” concept in December 2016 and immediately began accepting submissions for digital distribution, applications to perform comedy routines for our Dry Bar Comedy series and applications from filmmakers interested in helping us produce original films and series.

We received thousands of inquiries and applications to partner on various projects.  To date, we have exclusively licensed fifty three titles for worldwide distribution, of which thirty-five are films (including “Sound of Freedom,” “His Only Son,” “After Death,” “The Shift,” “Cabrini,” “Sight,” “Sound of Hope,” “Bonhoeffer” and “Homestead”) and eighteen are television series (including “The Tuttle Twins,” “The Wingfeather Saga”, and “Homestead”).  We have also produced and filmed 746 original comedy specials from various up-and-coming comedians as part of our Dry Bar Comedy series.  We currently film, produce and distribute all specials for our Dry Bar Comedy series from our own studio and offices in Provo, Utah.

Distribution and License Agreements

As discussed above, we enter into various Distribution Agreements with filmmakers and production companies related to films or TV shows in different stages of production. Our Distribution Agreements differ from the industry norm in the fact that we do not take a distribution fee off the top. Payouts to filmmakers on these arrangements (“Royalties”) are based on net profit of the film or show. Net profit is generally determined to be all revenues recognized by us that are derived from the exploitation of the film or TV show, less (1) all verified out-of-pocket distribution costs and expenses incurred by us specific to the film or TV show and (2) all verifiable marketing-related costs incurred by us for or in connection with the marketing of the film or TV show. Distribution Royalties on net profits are split between the filmmaker and us, with two-thirds going to the filmmaker and their investors.

In addition to our exclusive distribution licensed films and shows, we have added twenty Angel Guild license agreements for streaming films and shows to the Angel Guild since September 2024, with the expectation to add approximately two per week throughout 2025.

We have also developed an international distribution output network with Paris Filmes in Brazil, A Contracorriente in Spain, NOS Lusomundo in Portugal, Santa Barbara Films in Colombia, Neema Media in Benelux, FilmOne in Ghana, Liberia and Nigeria, Blitz in Croatia and former Yugoslavia, ROLA in Argentina, Bolivia, Caribbean (Aruba, Dominican Republic, Jamaica), Chile, Central America (Panama, Guatemala, Honduras, El Salvador, Nicaragua, Costa Rica), Ecuador, Mexico, Peru, Paraguay and Uruguay, Kinostar in Germany, Saje Distribution in France, ADS Service in Hungary, Monolith in Poland, Empire in South Africa, Botswana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Rwanda, Swaziland, Tanzania (including Zanzibar), Uganda, Zambia and Zimbabwe, Shaw in Singapore, Skyline Entertainment in Sri Lanka, MovieCloud in Taiwan, Crystalsky in Philippines, KOVA Releasing in United Kingdom and Ireland and RIALTO in Australia and New Zealand, with the plan to add additional output partners in the future.

Given the nature of our business, our Distribution Agreements are not material at signing, but become material over time as the audience’s interest is fully realized. Material Distribution Agreements tied to more than $370.0 million in total global gross box office include “His Only Son,” “Sound of Freedom,” “After Death,” “The Shift,” “Cabrini,” “Sight,” “Sound of Hope,” “Bonhoeffer,” “Homestead,” “Brave the Dark,” and “Rule Breakers.”

Our business does not currently generate revenue from distribution activities related to the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof.

Theatrical Distribution

We enter into agreements with exhibitors (theater owners) whereby the exhibitor collects the ticket admission fees and retains a portion of those gross box office receipts and taxes paid at the box office. The balance is remitted to us, as the distributor.

Theatrical distribution typically involves significant risk and high upfront marketing costs, which can cause our financial results to vary from time to time, although we do many things to help mitigate those risks, such as selling tickets directly to theaters to provide us visibility into which marketing efforts generate the most ticket sales, and by providing Angel Guild Premium members with two free movie tickets to every Angel Studios theatrical release. We incur significant marketing and advertising costs before and throughout a theatrical release in an effort to drive public awareness of the film and increase ticket sales. These costs are expensed as they are incurred, including in periods prior to the theatrical release of the film.

In March 2023, we launched our first motion picture theatrical release under our newly formed theatrical division, entitled “His Only Son.”  The film was produced on a budget of approximately $250.0 thousand before we licensed the film for global distribution. Upon release, the film grossed an estimated $12.0 million domestically and hit #3 in the box office on opening weekend according to TheNumbers.com.

In July 2023, we released our second film, “Sound of Freedom” in theaters. Sound of Freedom surpassed industry expectations, earning approximately $185.0 million in gross domestic box office sales. Sound of Freedom has subsequently been released in various international locations and has earned approximately $250.0 million in gross worldwide box office sales.

In the fourth quarter of 2023, we released the films “After Death” and “The Shift,” which upon release, grossed approximately $11.8 million and $12.2 million, respectively, in domestic box office sales.

With our recent successes in theatrical distribution, we are continuing to see a large influx of filmmakers who are looking to work with us to release their films and/or TV shows into the market. We hope to leverage these opportunities to bring more films and TV shows to audiences around the world that amplify light.

For the fiscal year ended December 31, 2024, we released five films theatrically and were ranked by TheNumbers.com in their annual list of top distributors as the #10 domestic distributor for 2024. Such titles, their release patterns and gross worldwide box office sales as of December 31, 2024 included the following:

2024 Theatrical Distribution
Title	Release Date	Gross Box Office Sales
Cabrini	March 8, 2024	$20.4 million
Sight	May 24, 2024	$7.2 million
Sound of Hope: The Story of Possum Trot	July 4, 2024	$11.6 million
Bonhoeffer	November 22, 2024	$12.1 million
Homestead	December 20, 2024	$13.9 million

For the fiscal year of 2025, we have released or expect to release films theatrically. The current slate of films with their estimated release dates include the following:

2025 Theatrical Distribution
Title	Release Date
Brave the Dark	January 24, 2025
Rule Breakers	March 7, 2025
The King of Kings	April 11, 2025
The Last Rodeo	May 23, 2025
Sketch	August 6, 2025
Zero A.D.	December 19, 2025

Competition

We operate in a highly competitive environment and compete against much larger companies for rights to talent and intellectual property, as well as for the audience to whom we distribute our content.

Theatrical distribution is an extremely competitive and potentially lucrative market for us. We compete against much larger content providers and traditional movie studios with much bigger production and marketing budgets. Our success depends heavily on our ability to choose the right films and TV shows to license and release in theaters, as well as effectively and efficiently marketing that content to the intended audience.

Over-the-top media services has been one of the fastest growing segments in the media and entertainment industry. The market for video entertainment is intensely competitive and subject to rapid change. As the industry continues to evolve, we will continue to face strong competition in every aspect of our business. We compete against other digital content distribution platforms where customers can stream exclusive and non-exclusive content on demand.

A large portion of this competition comes from much larger companies that have resources and brand recognition that pose significant competitive challenges. Our success depends on our ability to differentiate how we identify, fund and distribute our original content.

We compete against other entertainment video providers, such as multichannel video programming distributors, motion picture and TV studios, streaming entertainment providers (including those that provide pirated content) and more broadly against other sources of entertainment that our customers could choose in their moments of free time. We also compete against streaming entertainment providers and content producers in obtaining content for our service.

While consumers may maintain simultaneous relationships with multiple entertainment sources, we strive for consumers to choose us in their moments of free time. By aligning the desires of the consumer with that of the creator, we believe that the audience can play a much larger role in shaping the future of content and are working to create better ways for filmmakers to leverage the wisdom of the crowd in their creative process.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success. In addition, we rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual documents, to protect our proprietary technologies. We also seek to protect our intellectual property rights by requiring all employees and independent contractors involved in developing intellectual property on our behalf to execute acknowledgments that all intellectual property generated or conceived by them on our behalf or related to the work they perform for us is our property, and assigning to us any rights, title and interest, including intellectual property rights, they may claim or have in those works or property, to the extent allowable under applicable law.

Despite our best efforts to protect our technology and proprietary rights by enforcing our intellectual property rights, licenses and other contractual rights, unauthorized parties might still copy or otherwise obtain and use our software and other technology. As we continue to expand our operations, effective intellectual property protection, including copyright, trademark and trade secret protection might not be available or might be limited in foreign countries. Significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications and technology industries frequently own large numbers of patents, copyrights and trademarks and might threaten litigation or sue us based on alleged infringement or other violations of intellectual property laws. We are currently subject to, and expect to face in the future, allegations that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities.

Research and Development

During the fiscal years ended December 31, 2024, 2023 and 2022, we spent $14.4 million, $13.9 million and $12.3 million, respectively, on research and development activities relating to our technology.

Human Capital Resources

As of December 31, 2024, we employed 219 persons full time and six persons part time. None of our employees are covered by a collective bargaining agreement. We believe we maintain a good working relationship with our employees, and we have not experienced any labor disputes. To further our long-term stability and financial success by attracting and retaining employees, directors and consultants, our 2023 Stock Incentive Plan (the “Stock Incentive Plan”) provides for the grant to key personnel of options to purchase shares of Class F Common Stock and other equity-based awards, and our Performance Equity Plan (the “Performance Equity Plan”)

provides for the grant to key personnel of options to purchase shares of Class C Common Stock and other equity-based awards subject to certain performance vesting criteria.

Other

Our principal executive offices are located at 295 W Center Street, Provo, UT 84601 and our telephone number is (760) 933-8437. Our corporate website address is www.angel.com. While our primary business operations are conducted and overseen from our principal executive offices in the state of Utah, we have employees and independent contractors in multiple states across the country, and in select countries around the world, and our merchandise is sold from our online store to every state in the United States.

Reporting Obligations

We will file our annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.

We intend to make available on our website, https://ir.angel.com/sec-filings/, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K when such Forms become available. The SEC also maintains a website (www.sec.gov) that contains such information. Our website (www.angel.com) will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Registration Statement.

Item 1A. Risk Factors

General Risks Relating to Our Business

An investment in us is a speculative investment, and therefore, no assurance can be given that our investors or stockholders will realize their investment objectives.

No assurance can be given that investors or stockholders will realize a return on their investments in us or that they will not lose their entire investment. There is a risk that we will not be able to successfully implement our business plan which could have an adverse effect on our ability to generate revenue and in turn, provide a return to investors. Further, we filed for bankruptcy in 2017 and as of September 30, 2020, the Reorganization Plan was confirmed and effective. As we obtained a chapter 11 bankruptcy discharge and although the terms of the Reorganization Plan require us to pay $9.9 million over fourteen years in fifty-six equal quarterly payments of $177.0 thousand (with an option to reduce the payment to $7.8 million by paying the loan off in three to five years) with the first payment becoming due October 15, 2020, we are unable to predict the impact these payments and other terms of the Reorganization Plan and Disney Settlement Agreement may have on our business, cash flow, liquidity, financial condition or capital structure. This also includes all payment obligations under the promissory note payable to the Studios pursuant to the Disney Settlement Agreement, which promissory note has a term of fourteen years. For more information regarding the Reorganization Plan and Disney Settlement Agreement, see“—Part I, Item 1. “Business” and “—Part I,Item 3. Legal Proceedings—The Chosen Arbitration.”

We filed a voluntary petition for relief under the Bankruptcy Code and were reorganized under the Reorganization Plan confirmed by the Bankruptcy Court on September 4, 2020, which became effective on the Reorganization Plan Effective Date. The Reorganization Plan may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

On October 18, 2017, we filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court. On September 4, 2020, the Bankruptcy Court confirmed the Reorganization Plan and on September 30, 2020 the Reorganization Plan became effective. Pursuant to the Reorganization Plan and related Disney Settlement Agreement, we will pay the Studios $9.9 million over fourteen years, without interest, provided, however, that the unpaid balance of the Note minus the Settlement Amounts will remain outstanding for fourteen years from the Reorganization Plan Effective Date.

Pursuant to the Note, we will be required to make quarterly payments of $177.0 thousand, or approximately $710.0 thousand per year, for fourteen years, which will reduce our available cash flow and impair our ability to grow. Further, while the Note will be marked paid and cancelled after fourteen years subject to certain conditions, in the event we breach the Disney Settlement Agreement, whether through violation of any of the “Express Covenants” (as defined in the Disney Settlement Agreement), including the No Use Covenant (as defined in the Disney Settlement Agreement), or otherwise, we may be required to pay the full outstanding amount of the Note and dispose of the collateral pledged under the Security Agreement, which comprises all of our assets and all of the equity in Angel Studios owned by Neal and Jeff Harmon, which would have a material adverse impact on our ability to continue business operations. If we fail to timely make any payment due under the Note, such failure to pay shall constitute a default. If we fail to cure the payment default within five business days after a Notice of Default served by the Studios, the Studios shall be entitled to accelerate payment under the Note and foreclose as set forth in the Security Agreement, which would have a material adverse effect on our ability to continue business operations. As of the date of this Annual Report, we are current on the status of all such quarterly payments pursuant to the Disney Settlement Agreement.

Unlimited in duration, the No Use Covenant provides that we shall be precluded from any actions which directly or indirectly, descramble, decrypt or otherwise bypass a Copyrighted Work of the Studios or any of their affiliates, reproduce such a Copyrighted Work, stream, transmit or publicly perform such a Copyrighted Work and distribute such a Copyrighted Work. Such restrictions will limit our content offerings and our ability to attract or retain customers, which could have a material adverse effect on us and our ability to continue business operations. We have also agreed not to sue the Studios, and not to use resources to lobby to amend the Family Movie Act for a period of fourteen years following the Reorganization Plan Effective Date. The Family Movie Act exempts from copyright and trademark infringement, under certain circumstances:  (1) making limited portions of the audio or video content of a motion picture for private home viewing imperceptible; or (2) the creation of technology that enables such editing. These covenants will reduce our ability to protect ourselves against future litigation, which may cause us to incur unexpected losses, some of which might not be covered by insurance and could materially affect our financial condition and our ability to continue business operations. For more information regarding the Disney Litigation, see“—Part I,Item 3. Legal Proceedings.”

Although the Reorganization Plan was confirmed, we may not be able to achieve our stated goals and objectives, which may have a material adverse impact on our business, financial condition, results of operations and cash flows.

Although the Reorganization Plan was confirmed and effective, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, and increasing expenses. Although the Reorganization Plan is confirmed and effective and we will continue as a going concern pursuant to the Reorganization Plan, these risks are magnified for a company which has recently obtained a chapter 11 bankruptcy discharge.

Furthermore, although our debts have been restructured through the Reorganization Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

As a result of the bankruptcy proceedings, our historical financial information may not be indicative of our future performance, which may be volatile.

During the bankruptcy proceedings, our financial results were volatile, as restructuring activities and expenses, contract terminations and rejections and claims assessments significantly impacted our consolidated financial statements. In addition, settlement of the Disney Litigation (as that term is defined under “—Part I,Item 3. Legal Proceedings”) and implementation of the Disney Settlement Agreement and Reorganization Plan require significant expenditures. As a result, our historical financial performance during that time was likely not indicative of our financial performance after the date of the filing of bankruptcy. In addition, as we emerge from chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Reorganization Plan.

We may be found in violation of the Disney Settlement Agreement in relation to the unauthorized use of Copyrighted Works by a Studio or its affiliates. If a Studio prevails in an Enforcement Action against us, our business would be adversely impacted and this would significantly impair our ability to continue as a going concern.

In accordance with the Disney Settlement Agreement and the No Use Covenant described thereunder, we must certify that no Copyrighted Works of the Studios or their affiliates are stored on our computers or servers in compliance with the list(s) provided by the Studios of their Copyrighted Works. Thereafter, any unauthorized use (as described in the Disney Settlement Agreement) by us of a Copyrighted Work owned or controlled by a Studio or its affiliate without the express written authorization of a Studio or its affiliate is a “Strike,” regarded as unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default. If we incur four Strikes within a consecutive five-year period, any Studio may institute an Enforcement Action against us. If a Studio prevails in an Enforcement Action, it shall be entitled to all available remedies, including:  (i) acceleration of the Note, if the Note has not been canceled and (ii) foreclosure on all collateral pledged under the Security Agreement, which comprises all of our assets and all of the equity in Angel Studios owned by Neal Harmon and Jeffrey Harmon and would significantly adversely affect our financial condition and our ability to continue our business operations. For more information regarding the Disney Litigation, Reorganization Plan and Disney Settlement Agreement see “—Part I,Item 1. Business” and “—Part I,Item 3. Legal Proceedings.”

We are subject to liens on our personal property, including our intellectual property, under the Reorganization Plan, which if enforced, would significantly impair our intellectual property rights and our ability to continue as a going concern.

Pursuant to the Reorganization Plan, performance under the Note as well as the Express Covenants shall be secured by a first priority fully perfected lien, which was placed on all equity in Angel Studios owned by Neal and Jeff Harmon and all of our assets currently owned and controlled by us, our affiliates and subsidiaries, or acquired, created, owned and controlled by us after the Reorganization Plan Effective Date, including intellectual property, such as patents, patent applications, trademarks, tradenames, copyrights and copyright applications. In the event of a violation of the Express Covenants or an uncured default of the payment obligations as described within the Note, the Studios can institute an Enforcement Action in Bankruptcy Court. If the Studios prevail in an Enforcement Action against us, the Compliance Lien (as defined in the Disney Settlement Agreement) will be enforced and foreclosed upon, disposing of any collateral that could be used to satisfy the list of claims in accordance with the priorities set forth in the Reorganization Plan. The disposition of equity owned by Neal and Jeff Harmon could lead to a change in control of Angel Studios and investors would have limited rights to determine new management or the direction of Angel Studios. The Compliance Lien will remain in effect for fourteen years from the Reorganization Plan Effective Date. For more information regarding the Reorganization Plan and Disney Settlement Agreement, see“—Part I,Item 1. Business” and “—Part I,Item 3. Legal Proceedings.”

Any liens on our intellectual property enforced under the Reorganization Plan would have a material adverse effect on our ability to continue our business operations.

We are employing a business model with a limited track record, which may make our business difficult to evaluate.

We began as an audiovisual content filtering company. In 2021, as a result of the Reorganization Plan, we fully divested ourselves of the assets related to the content filtering business. Today, we operate by offering and producing our own original content, distributing original content, releasing licensed films or shows, consulting with content filmmakers, maintaining engagement with our existing users, conducting research and development to create new intellectual property and devising new methods to monetize existing intellectual property. Few if any peer companies exist, and none have yet established long-term track records that might assist you in predicting whether our business model can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. Our ability to succeed and generate operating profits and positive operating cash flow will depend on our ability, among other things, to continue to:

●	Develop and execute our business model;
●	Attract and maintain an adequate customer base;
●	Raise additional capital, if necessary, in the future;
●	Protect ourselves against pending and potential lawsuits threatening our ability to provide our services; and
●	Attract and retain qualified personnel.

We cannot be certain that our business strategy will be successful because this strategy is still relatively new and even if successful, we may face difficulty in managing our growth. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and financial condition.

We have a history of net losses and cannot guarantee that we will be able to become profitable or maintain profitability.

We recorded net loss attributable to controlling interests of $89.8 million in fiscal 2024, net income of $9.2 million in fiscal 2023, a net loss of $13.7 million in fiscal 2022, net income of $17.1 million in fiscal 2021, net income of $15.6 thousand in fiscal 2020 and a net loss of $1.6 million in fiscal 2019. Prior to 2020, we recorded a net loss in all prior reporting periods. If our ability to generate positive net income remains inconsistent in the future, the value of our Common Stock would likely be materially and adversely affected.

Historically, a significant amount of our revenue has been derived from the Chosen Agreement. The termination of the Chosen Agreement could reduce our revenues and adversely affect our operating results.

Historically, a significant amount of our revenue has been derived from distribution activities related to the Chosen Agreement. Revenues recognized during the years ended December 31, 2024, 2023 and 2022 and derived from the Chosen Agreement were $6.2 million, $40.0 million and $68.0 million, respectively. On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the TV series “The Chosen,” and any future audiovisual productions derivatives thereof. On May 28, 2024, the arbitrator in the arbitration proceedings issued an Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and potential recovery of an allocable portion of its attorney fees. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising. On September 25, 2024, the Final Arbitration Award was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees. On October 25, 2024, we filed an appeal of the Final Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement. Three arbitrators have been selected to preside over the appeal, which is currently scheduled for May 15 to May 22, 2025. Unless and until a favorable outcome of such appellate review is determined, we will fully comply with the Final Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

We are currently working with several new filmmakers on new projects. However, there is no guarantee that we will be able to continue to earn as much revenue from these new projects or from any upcoming projects as we did from the Chosen Agreement. If we are unable to continue to successfully monetize projects other than those arising under the Chosen Agreement, the termination of the Chosen Agreement could have a material adverse impact on our business, results of operations, and financial condition. See“—Part I,Item 3. Legal Proceedings.”

If our efforts to attract and retain customers are not successful, our business will be adversely affected.

Our ability to continue to attract customers will depend, in part, on our ability to consistently provide our customers with compelling content choices and a quality experience for selecting and viewing our original content. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain customers. If consumers do not perceive our service as valuable, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain customers. In addition, many of our customers try our service resulting from word-of-mouth advertising from existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers, and, as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may cease to use our service for many reasons, including the need to cut household expenses, unsatisfactory availability of content, competitive services providing a better value or experience and customer service issues not being satisfactorily resolved. We must continually add new customers both to replace departed customers and to grow our business beyond our current customer base. If we are unable to compete successfully with current and new competitors in retaining existing customers and attracting new customers, our business will be adversely affected. Further, if excessive numbers of customers cease using our service, we may be required to incur significantly higher marketing costs than we currently anticipate, to replace these customers with new customers.

The popularity of SVOD releases are difficult to predict and can change rapidly, leading to significant fluctuations in our revenues. A low public acceptance rate of our content may adversely affect our results of operations.

The production and distribution of feature films, SVOD and other content are inherently risky businesses, largely because the revenues derived from the sale or licensing of such content depend primarily on widespread public acceptance, which is difficult to predict. In addition, we must invest substantial amounts in the marketing of feature films and SVOD before we learn whether these feature films and streaming programs and products will reach anticipated levels of popularity and financial return with viewers.

The popularity of our content depends on many factors, only some of which are within our control. Examples include the quality and public acceptance of competing content available or released at or near the same time, the availability of alternative forms of leisure and entertainment activities and our ability to maintain or develop strong brand awareness and target key audience demographics. If we are not able to create and distribute content that is popular with consumers and affiliates, our revenues may decline or fail to grow to the extent we anticipate when making investment decisions.

The underperformance of a feature film, particularly an “event” film (which typically has high production and marketing costs), can have an adverse impact on our results of operations in both the year of release and in the future.

The video industry is subject to rapid technological change. We must continue to enhance and improve our technology.

Our current software and related web-based technology is developed and in use. We must continue to enhance and improve the performance, functionality and reliability of the systems upon which our business model is built. The development of any software is characterized by rapid technological change, rapid introduction or changes in user requirements and preferences, short development cycles, frequent introduction of new products and services, new technologies and the emergence of new industry standards and practices that could render our existing technology obsolete. Our success will depend, in part, on our ability to continue to develop new technologies that enhance our existing technology, to address the varied needs of existing and new customers while also responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, strategic partner and customer requirements or emerging industry standards, that will have a material adverse effect on our ability to succeed.

Changes in competitive offerings for entertainment video, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business.

The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based services. All have the potential to capture meaningful segments of the entertainment video market in the future. Piracy, in particular, threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against:  virtually all content for free. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet based e-commerce entertainment video providers, are increasing their internet-based video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New competitors may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully, or profitably, compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues, or profitability.

If we are not able to manage change and growth, our business could be adversely affected.

We are expanding our operations and scaling our service to effectively, and reliably, handle anticipated growth in both customers and features related to our service. We are building out crowd-sourcing expertise to help us select content to fund, create and distribute. If we are not able to manage the growing complexity of our business, including improving, refining, or revising our systems and operational practices related to our video operations, our business may be adversely affected.

If we fail to maintain or, in new markets establish, a positive reputation with customers concerning our service, including the content we offer and the way in which we allow the customer to help us choose the content that is ultimately added to the service, we may not be able to attract or retain customers, and our operating results may be adversely affected.

We believe that a positive reputation is important to attract and retain customers who have a number of choices for obtaining entertainment video. To the extent our content is perceived as low quality, or we fail to sufficiently differentiate our content offerings from our competitors, our ability to establish and maintain a positive reputation may be adversely impacted. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or create a negative consumer reaction, our ability to establish and maintain a positive reputation may be adversely impacted. As we expand into new markets, we need to establish our reputation with new customers. To the extent we are unsuccessful in creating positive impressions, our business in new markets may be adversely impacted.

Changes in how we market our service could adversely affect our marketing expenses and our customer base may be adversely affected.

We utilize a broad mix of marketing and public-relations programs, including social media sites such as Facebook, YouTube, X and Tik Tok, to promote our service to potential customers. We may limit or discontinue the use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that customers or potential customers deem certain marketing practices intrusive or damaging to our brand. If the available marketing channels are curtailed, our ability to attract new customers may be adversely affected.

If companies that promote our service determine that we negatively impact their businesses, decide to compete more directly with our business, enter a similar business, or choose to exclusively support our competitors, we may no longer have access to certain marketing channels. If we are unable to maintain or replace our sources of customers with similarly effective sources, or if the cost of our existing sources increases, our customer base and marketing expenses may be adversely affected.

We face risks, such as unforeseen costs and potential liability, in connection with content we acquire and/or distribute through our service.

As a distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of the materials that we acquire and/or distribute.

In 2016, in connection with the Disney Litigation, the United States District Court for the Central District of California (the “California Court”) granted a preliminary injunction requiring us to cease certain business operations related to the filtering and streaming of copyrighted motion pictures for which we had not properly obtained a license. The preliminary injunction was issued pursuant to claims by the plaintiffs that we were unlawfully decrypting and streaming their Copyrighted Works, and violating the Digital Millennium Copyright Act (the “DMCA”). The preliminary injunction ultimately led to us filing a voluntary petition for relief under chapter 11 of the Bankruptcy Code, in 2017. In 2019, the California Court found us liable for copyright infringement, and violating the DMCA, with respect to certain motion pictures. Damages related to the respective copyright infringements, and DMCA violations, totaled $62.0 million. In 2020, we entered into the Disney Settlement Agreement as part of our Reorganization Plan and the Bankruptcy Court issued a final decree closing the Bankruptcy Case. For more information regarding the Disney Litigation, see“—Part I,Item 3. Legal Proceedings.”

The issuance of the preliminary injunction required us to cease all business operations related to our content filtering service as it was constituted at the time the preliminary injunction was issued. As this was our primary line of business, this led to a complete loss of revenue for us. Using the resources available to us, we immediately began working on a new content filtering system that could be operated with the preliminary injunction in place. We also pivoted the business, creating our own original content and licensing content from other creators. It took nearly four years to resolve the litigation, resulted in us filing for and reorganizing under chapter 11 bankruptcy, and resulted in more than $5.0 million in legal fees.

We also may face potential liability for content used in promoting our service, including marketing materials and features on our website (www.angel.com) such as customer reviews. To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately do not make available on our service, or if we become liable for content we acquire and/or distribute, our business may suffer. Litigation to defend such claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our operating results. We may not be indemnified or insured against such claims or costs of these types.

Theatrical distribution typically involves significant risk and high upfront marketing costs, which can cause our financial results to vary from time to time.

We incur significant marketing and advertising costs before and throughout a theatrical release in an effort to drive public awareness of the film and increase ticket sales. For instance, marketing costs are generally incurred before and throughout the theatrical release of a film and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window. Further, we may revise the release date of a film as the production schedule changes or in such a manner as we believe is likely to maximize revenues or for other business reasons. Additionally, there can be no assurance that any of the films scheduled for release will be completed and/or in accordance with the anticipated schedule or budget, or that the film will ever be released.

We rely upon a number of partners to make our service available on their devices.

We currently offer customers the ability to receive content through a host of internet-connected screens, including TVs, digital video players, TV set-top boxes and mobile devices. We work with various tech companies and distributors, including Roku, Google, Apple and Samsung, to make our service available through the TV set-top boxes of such service providers, pursuant to their standard terms. We intend to continue to broaden our capability to transmit TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory or other impediments to delivering our content to our customers via those devices, our ability to grow our business could be adversely impacted. Furthermore, the devices are manufactured and sold by entities other than us and while these entities should be responsible for the devices’ performance, the connection between us and those devices may nonetheless result in customer dissatisfaction toward us and such dissatisfaction could result in claims against us or otherwise adversely impact our business.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including customer and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures and cybersecurity breaches. Interruptions in these systems, or with the internet in general, could leave our service unavailable or degraded, or otherwise hinder our ability to deliver content to our customers. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our service to existing and potential customers.

Our computer systems and those of third parties we use in our operations are vulnerable to cybersecurity breaches, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to obtain our data (including customer and corporate information) or intellectual property (including digital content assets), disrupt our service or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. To date, hackers have not had a material impact on our service or systems; however, there can be no assurance that hackers may not be successful in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operation.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us deliver TV shows and movies in high volume to our customers over the internet. Problems faced by us or our third-party Web hosting, “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our customers.

We rely upon certain third-party cloud computing service providers to operate certain aspects of our service and any disruption of or interference with our use of such services from our providers would impact our operations and our business would be adversely impacted.

Several third-party cloud computing services providers provide us with a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have designed our software and computer systems to utilize data processing, storage capabilities and other services provided by such providers. Currently, we run the vast majority of our computing using such third-party cloud computing services. Given this, along with the fact that we cannot easily switch our operations to another cloud provider, any disruption of or interference with our use of such services from our providers would impact our operations and our business would be adversely impacted.

If the technology we use in operating our business fails, becomes unavailable, or does not operate as expected, our business and operating results could be adversely impacted.

We utilize a combination of proprietary and third-party technology to operate our business. We also use technology to recommend and merchandise content to our consumers as well as to enable fast and efficient delivery of content to our customers and their various consumer electronic devices. For example, we have built and deployed our video on a content delivery network (“CDN”). To the extent Internet Service Providers, do not interconnect with our CDN, or if we experience difficulties in its operation, our ability to efficiently, and effectively, deliver our content to our customers could be adversely impacted and our business and results of operation could be adversely affected. We also utilize third party technology to help market our service, process payments and otherwise manage the daily operations of our business. If our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to operate our service, retain existing customers and add new customers may be impaired. Also, any harm to our customers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.

The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we may experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We rely upon the ability of consumers to access our service through the internet. If network operators block, restrict or otherwise impair access to our service over their networks, our service and business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our new customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators create tiers of internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

Most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted.

Privacy concerns could limit our ability to collect and leverage our customer data and disclosure of customer data could adversely impact our business and reputation.

In the ordinary course of business, and in particular in connection with merchandising our service to our customers, we collect and utilize data supplied by our customers. We must comply with various international, federal and state laws and regulations related to the handling, use and protection of data, and may become subject to additional legislation in the future. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims and proceedings by governmental entities and private parties, damages for breach of contract and other significant costs, penalties and other liabilities, as well as harm to our reputation and market position.

Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect and use data, could have an adverse effect on our business. In addition, if we were to disclose data about our customers in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results.

Our reputation and relationships with customers would be harmed if our customer data, particularly billing data, were accessed by unauthorized persons.

We maintain personal data regarding our customers. This data is maintained on our own systems as well as those of third parties we use in our operations. With respect to billing data, such as credit card numbers, we do not store such information on our servers, but rely on third party services that are Payment Card Industry Data Security Standard compliant for storing and accessing billing information. We take measures to protect against unauthorized intrusion into our customers’ data. Despite those measures, we, our payment processing services and other third-party services we use could experience an unauthorized intrusion into our customers’ data. In the event of such a breach, current and potential customers may become unwilling to provide the information to us necessary for them to become customers. Additionally, we could face legal claims for such a breach. The costs relating to any data breach could be material, and we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities relating to a data breach,  that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. For these reasons, should an unauthorized intrusion into our customers’ data occur, our business could be adversely affected.

We are subject to payment processing risk.

Our customers pay for our service using a variety of payment methods, including credit and debit cards. We rely on internal systems as well as those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and operating results could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation, and, if not adequately controlled and managed, could create negative consumer perceptions of our service.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of proprietary information, invention assignment, non-competition and arbitration agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings. We have applied and we expect to apply for trademark registrations and the issuance of patents from time to time. Such applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to mimic our service and methods of operations more effectively, the perception of our business and service to customers and potential customers may become confused in the marketplace and our ability to attract customers may be adversely affected.

We currently hold various domain names relating to our brand. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for customers to find our website and our service. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, our recommendation and merchandising technology and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our website. From time to time, third parties may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. Defending against intellectual property claims, whether they are with or without merit or are determined in our favor, would result in costly litigation and the diversion of technical and management personnel. It also may result in our inability to use our current website, streaming technology, our recommendation and merchandising technology or inability to market our service and merchandise our products. As a result of such disputes, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us, which would adversely affect our business operations.

In 2016, in connection with the Disney Litigation, the California Court granted a preliminary injunction requiring us to cease certain business operations related to the filtering and streaming of copyrighted motion pictures for which we had not properly obtained a license. The preliminary injunction was issued pursuant to claims by the plaintiffs that we were unlawfully decrypting and streaming their Copyrighted Works and violating the DMCA. The preliminary injunction ultimately led to us filing a voluntary petition for relief under chapter 11 of the Bankruptcy Code, in 2017. In 2019, the California Court found us liable for copyright infringement, and violating the DMCA, with respect to certain motion pictures. Damages related to the respective copyright infringements, and DMCA violations, totaled $62.0 million. In 2020, we entered into the Disney Settlement Agreement as part of our Reorganization Plan and the Bankruptcy Court issued a final decree closing the Bankruptcy Case. For more information regarding the Disney Litigation, see“—Part I,Item 3. Legal Proceedings—Disney Litigation and the Preliminary Injunction.”  For more information regarding the Reorganization Plan and Disney Settlement Agreement, see“—Part I,Item 1. “Business.”

We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. It is possible that a portion of our working capital could be required to fund expenses in our defense of this and future legal matters. As we grow, we expect the number of litigation matters against us to increase. To date, these matters have included claims of defamation and copyright infringement, litigation that is typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position. See“—Part I,Item 3. Legal Proceedings” for more information.

We may seek additional capital that may result in stockholder dilution or others having rights senior to those of our stockholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on many factors, including but not limited to the following:

●	our degree of success in capturing a larger portion of the overall market for entertainment video;
●	the costs of establishing or acquiring development, marketing and distribution capabilities for our filtered content;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;
●	the extent to which we acquire or invest in customer service, exclusive digital distribution of original content or technologies and other strategic relationships; and
●	the costs of financing unanticipated working capital requirements and responding to competitive pressures.

If we raise additional funds through the issuance of equity, equity-linked or debt securities, such securities may have rights, preferences or privileges senior to the rights of our Common Stock and our stockholders may experience dilution.

We are dependent on our senior management to achieve our objectives, and our loss of, or inability to obtain, key personnel or inability to attract and retain highly skilled employees could delay or hinder implementation of our business and growth strategies, which could adversely affect the value of your investment and our ability to pay dividends.

Our success depends on the diligence, experience and skill of our board of directors (the “Board”) and officers. Neal Harmon is a director and our Chief Executive Officer. Jeffrey Harmon is our Chief Content Officer. Jordan Harmon is our President. Elizabeth Ellis is our Chief Operating Officer. Patrick Reilly is our Chief Financial Officer and Secretary. We have neither employment agreements with, nor key man insurance for, any of our officers and the loss of any of them, but particularly Messrs. Neal, Jeffrey and Jordan Harmon, could harm our business, financial condition, cash flow and results of operations. Any such event would likely result in a material adverse effect on our business, results of operations and financial condition.

To achieve our objectives, we rely on the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel or in retaining and motivating existing personnel, which may be disruptive to our operations. See “—Part III, Item 10. Directors, Executive Officers And Corporate Governance.”

Our ability to monetize content that we distribute is heavily reliant on factors outside of our control.

Our ability to monetize content that we distribute is heavily reliant on factors outside of our control, including, but not limited to, the potential loss of key talent, the potential for budget overruns, the quality of the content produced, the timeliness of the production and subsequent release schedule, and the relationship of the creator with the audience. If we are unable to find ways to mitigate the risks associated with these external factors, or factors within our control, it may have a material adverse impact on our business, results of operations and financial condition.

Holders of our Common Stock will have only limited rights regarding our management, and will thus not have the ability to actively influence the day-to-day management of our business and affairs.

Our Board will have sole power and authority over the management of us, subject only to the requirements of the DGCL. Holders of our Common Stock will not have an active role in our day-to-day management. The holders of each class of Common Stock vote together as a single class on each matter to be voted on by our stockholders, including the election of directors. On each such matter, each outstanding share of Class A Common Stock and Class F Common Stock is entitled to five votes, each outstanding share of Class B Common Stock is entitled to fifty-five votes and each outstanding share of Class C Common Stock is entitled to one vote.

We may change our operational policies and business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our Board determines our operational policies and our business and growth strategies. Our directors may make changes to, or approve transactions that deviate from, those policies and strategies without a vote of, or notice to, our stockholders or debtholders. This could result in us conducting operational matters or pursuing different business or growth strategies than those contemplated in this Annual Report. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could materially and adversely affect our business and growth.

The ability of a stockholder to recover all or any portion of such stockholder’s investment in the event of a dissolution or termination may be limited.

In the event of a dissolution or termination of us, the proceeds realized from the liquidation of our assets will be distributed among the stockholders, but only after the satisfaction of the claims of our third-party creditors. The ability of a stockholder to recover all or any portion of such stockholder’s investment under such circumstances will, accordingly, depend on the amount of net proceeds realized from such liquidation and the number of claims to be satisfied therefrom. There can be no assurance that we will recognize gains on such liquidation, nor is there any assurance that holders of our Common Stock will receive a distribution in such a case.

Our Board and our executive officers will have limited liability for, and will be indemnified and held harmless from, our losses.

We will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of us) by reason of the fact that he/she is or was a director, officer, employee or agent of us, or is or was serving at the request of us as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him/her in connection with such action, suit or proceeding if he/she acted in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of us, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his/her conduct was unlawful. A successful claim for such indemnification could deplete our assets by the amount paid.

Our business may be subject to regulatory or legislative changes.

We may face government regulation and legal uncertainties in connection with our business. There may be a number of federal, state or local legislative or regulatory proposals under consideration of which we are not aware or which may be considered or adopted in the future. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may negatively impact our growth, impose additional burdens on us or alter how we do business. This could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Members of our Board and our executive officers may have other business interests and obligations to other entities.

Neither our directors nor our executive officers will be required to manage us as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to us, provided that such activities do not compete with our business or otherwise breach their agreements with us; provided, that our executive officers and employee directors are all full-time employees of our company and are expected to spend such time fulfilling their duties as is necessary to do so. On the other hand, our non-employee directors are not full-time with our company and must only spend such time managing our company as they deem necessary to fulfill their fiduciary duties to our company. We are dependent on our directors and executive officers to successfully operate our company. Their other business interests and activities could divert time and attention from operating our business. For more information related to this, see “—Part III, Item 10. Directors, Executive Officers And Corporate Governance.”

No active trading market for our Common Stock exists, and an active trading market may not develop or be sustained, which may adversely impact the market for shares of our Common Stock and, along with the restrictions in that certain Amended and Restated Stockholders Agreement between us and certain holders of Class B Common Stock, dated August 18, 2021 (the “Class B Stockholders Agreement”), make it difficult to sell your shares.

There is no active trading market for Common Stock. We do not know the extent to which investor interest will lead to the development and maintenance of an active trading market, if at all. No assurance can be given that the market price of shares of our Common Stock will not fluctuate or decline significantly in the future or that holders of our Common Stock will be able to sell their shares when desired on favorable terms, or at all. Most transfers of the Class B Common Stock are also subject to other restrictions on transfer set forth in the Class B Stockholders Agreement.

If investors successfully seek rescission, we would face severe financial demands that we may not be able to meet.

Shares of Class A Common Stock, Class B Common Stock, Class C Common Stock and Class F Common Stock have not been registered under the Securities Act. Class B Common Stock and Class C Common Stock have been offered in reliance upon exemptions from registration provided by Section 3(b) of the Securities Act and Regulation A promulgated thereunder. We have represented that the offering circulars pursuant to which such offerings were or are being made do not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of all the circumstances under which they are made, not misleading. However, if any such representation is inaccurate with respect to a material fact, if an offering fails to qualify for exemption from registration under the federal securities laws pursuant to Regulation A, or if we fail to register the Class B Common Stock and the Class C Common Stock or fail to find an exemption under the securities laws of each state in which we offer the Class B Common Stock and Class C Common Stock, each investor may have the right to rescind his, her or its purchase of the Class B Common Stock or Class C Common Stock, as applicable, and to receive back from us his, her or its purchase price with interest. We also have offered and sold securities offered in reliance upon exemptions from registration provided by Regulation D and Regulation CF. If investors in any of the other offerings successfully seek rescission, we would face severe financial demands we may not be able to meet and it may adversely affect any non-rescinding investors.

Provisions in our governing documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they provide for a right of first refusal on our behalf.

As a Delaware corporation, we are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15.0% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

Financial forecasting may differ materially and adversely from actual results.

Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, contribution margins, net income and number of total customers and other financial and operating data may differ materially and adversely from actual results. Such discrepancies could cause a decline in the price of our Common Stock.

Our future indebtedness may limit our ability to declare and pay dividends and may affect our operations, including our ability to repay existing debt obligations.

We may seek debt financing to assist with the financing of our future operations. Our ability to make principal and interest payments with respect to any such debt incurred depends on future performance, which performance is subject to many factors, some of which will be outside of our control. In addition, most of such indebtedness will likely be secured by substantially all of our assets and will contain restrictive covenants that limit our ability to repay our existing debt obligations and to incur additional indebtedness. Payment of principal and interest on such indebtedness, as well as compliance with the requirements and covenants of such indebtedness, could limit our ability to repay existing debt obligations in a timely fashion, if at all. Such leverage may also adversely affect our ability to finance future operations and capital needs, or to pursue other business opportunities and make results of operations more susceptible to adverse business conditions. All of the above could limit our ability to declare and pay dividends.

The requirements of being a reporting company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified members of our Board.

As a reporting company, we are subject to the reporting requirements of Section 13 of the Exchange Act, the proxy rules under Section 14 of the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. The costs of compliance with these rules and regulations and the time spent by our management on such compliance will result in a significant increase in our ongoing legal and financial compliance costs, professional fees (legal and accounting) and costs associated with internal staff, which we expect will greatly exceed those previously spent on securities compliance and may have a material adverse impact on our financial condition and results of operations. Therefore, the costs for these functions in previous years are not indicative of future costs.

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

We do not intend to pay dividends for the foreseeable future.

We intend to retain all of our earnings for the future operation and expansion of our business and do not anticipate making any cash distributions at any time in the foreseeable future. Further, we will not be permitted to pay cash distributions to our holders of equity interests until such time as we have made all payments required under the Reorganization Plan, on which the final payment is not due to be made until July 15, 2034.

Our liabilities and obligations under the guaranty agreement we entered into on behalf of a filmmaker, to ensure the performance and payment of a secured note, have resulted in our obligation to repay the note and coupon over the coming months. This may have a material adverse impact on our business, financial condition, results of operations and cash flows.

On October 1, 2024, we entered into a guaranty agreement (the “Guaranty Agreement”) on behalf of a filmmaker to guarantee the performance and payment of a secured note obligation of $6.0 million, which was subsequently amended to $8.5 million. The note carries a coupon of 10.0% of the aggregate amount funded to the filmmaker. Under the Guaranty Agreement, if there is an event of default by the filmmaker, the note would begin to accrue additional interest at the default rate of 20.0% of the then outstanding balance of the note, which we would be obligated to pay. The note matured, along with coupon, on January 31, 2025. On February 19, 2025, we received a default notice from the lender in connection with the Guaranty Agreement. As of December 31, 2024, we had cash and cash equivalents of $7.2 million and bitcoin assets valued at over $28.4 million available to repay the note. Subsequently, we have made $2.0 million in payments as obligated under the Guaranty Agreement. We expect to pay the remaining balance over the coming months and subsequently collect the full amount we pay under the Guaranty Agreement from the filmmaker’s future earnings. The repayment of the note and any failure to comply with our obligations under the Guaranty Agreement may have a material adverse impact on our business, financial condition, results of operations and cash flows. See “—Part II, Item 8. Financial Statements and Supplementary Data” for more information.

Risks Relating to Our Bitcoin Treasury Strategy

Our bitcoin holdings are and will be less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

We intend to adopt bitcoin as our primary treasury reserve asset. Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of the Common Stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of the Common Stock. Our financial results and the market price of Common Stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, including during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation; of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of bitcoins associated with significant hacks, seizures, or forfeitures, such as the transfers of bitcoin to (a) creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024; (b) claimants following proceedings related to a 2016 hack of Bitfinex-which claims are currently being adjudicated, (c) the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) the Northern District Court of California granting the U.S. Department of Justice in January 2025 the right to liquidate 69,370 bitcoin seized from the Silk Road marketplace; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
●	changes in consumer preferences and the perceived value or prospects of bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
●	developments relating to the bitcoin protocol, including (i) changes to the bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the United States;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the bitcoin network;

●	transaction congestion and fees associated with processing transactions on the bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.

The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;

●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;

●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets;”

●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement

Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions.  It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our Common Stock

Moreover, the risks of engaging in a bitcoin strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a store of value or means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institution to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

In December 2023, the FASB issued ASU No. 2023-08, which upon our adoption will require us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU No. 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Early adoption is permitted in any interim or annual period for which our financial statements have not been issued as of the beginning of the annual reporting period. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU No. 2023-08 to increase the volatility of our financial results and significantly affect the carrying value of our bitcoin on our balance sheet. Additionally, as a result of ASU No. 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of prior period, our future results will not be comparable to results from periods prior to our adoption of the guidance.

Because we intend to purchase a significant amount of additional bitcoin in future periods and significantly increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will substantially increase in the future. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU No. 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

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

We expect our bitcoin holdings will significantly impact our financial results and the market price of our Common Stock.

We expect our bitcoin holdings will significantly affect our financial results and if we significantly increase our overall holdings of bitcoin in the future as we are expected to do, they will have an even greater impact on our financial results and the market price of our Common Stock.

Our bitcoin treasury strategy has not been tested over any period of time or under different market conditions.

The bitcoin financing strategy that we continue to implement has not been tested over any period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin treasury strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our Common Stock would be materially adversely impacted.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts.

While we currently own a modest amount of bitcoin, we expect to acquire a significant amount of bitcoin following the completion of the proposed Business Combination and expect to investigate many potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings and the regulatory requirements to which we are subject, may correspondingly change.

Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties

Our bitcoin treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds or other losses.

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the bitcoin we own is held in custody accounts at institutional-grade digital asset custodians.  Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400.0 million in digital assets from customers. A successful security breach or cyberattack could result in:

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

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and could adversely affect the market price of bitcoin and the market price of our Common Stock.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our bitcoin treasury strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our primary assets are our Intellectual Property and the contracts we have entered into directly.

We lease our corporate office facilities at 295 W. Center St., Provo, Utah, under a lease commencing on December 15, 2016, and ending on February 28, 2029. In July 2021, we purchased a 50.0% ownership interest in the building and entity that we lease our corporate office facilities from. We also entered into three new leases to expand our corporate office space at 265 W., 275 W. and 285 W Center St., Provo, Utah under leases commencing August 1, 2022, March 1, 2024 and July 1, 2022, respectively, and ending July 31, 2027, February 28, 2029 and September 30, 2027, respectively. On September 28, 2023, we entered into a lease addendum for the leased premises located at 285 W Center St., Provo, Utah to clarify that due to construction delays, the lease began on October 1, 2022 rather than on July 1, 2022, and will end on September 30, 2027. We have entered into a warehouse lease at 951 East 1950 North in Spanish Fork, Utah that began on September 1, 2022 and will end September 30, 2027. We currently lease these locations for $34.7 thousand, $3.8 thousand, $5.3 thousand, $12.0 thousand and $14.3 thousand per month, respectively. We do not currently own or lease any other real property. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

We currently are, and from time to time might again become, involved in litigation. Litigation has the potential to cause us to incur unexpected losses, some of which might not be covered by insurance but can materially affect our financial condition and our ability to continue business operations.

Disney Litigation and the Preliminary Injunction

On December 12, 2016, the California Court in the matter of Disney Enterprises, Inc.; Lucasfilm Ltd., LLC; Twentieth Century Fox Film Corporation and Warner Bros. Entertainment, Inc. (the “Original Plaintiffs”), v. VidAngel (the “Disney Litigation”), granted the Original Plaintiffs’ motion for preliminary injunction against us. On October 5, 2017, the California Court allowed the Original Plaintiffs to amend the original complaint to add three of their subsidiaries, MVL Film Finance LLC, New Line Productions, Inc. and Turner Entertainment Co., as additional Plaintiffs (collectively with the Original Plaintiffs, the “Plaintiffs”), and identify additional motion pictures as having allegedly been infringed. The Plaintiffs claimed that we unlawfully decrypted and infringed 819 titles in total.

On March 6, 2019, the California Court granted the Plaintiffs’ motion for partial summary judgment as to liability. The order found that we were liable for infringing the copyrights and violating the DMCA, with respect to certain motion pictures of the Plaintiffs’. Damages related to the respective copyright infringements and DMCA violations were decided by a jury trial in June 2019. The jury found that we willfully infringed the Plaintiffs’ copyrights and awarded statutory damages of $75.0 thousand for each of the 819 infringed titles, or $61.4 million. The jury also awarded statutory damages of $1.0 thousand for DMCA violations for each of the 819 infringed titles, or $1.0 million. The total award for both counts is $62.4 million. On September 23, 2019, a judgment consistent with the jury’s verdict was entered against us by the California Court. The Plaintiffs also sought an award of costs and attorneys’ fees.

On August 26, 2020, we entered into the Disney Settlement Agreement with the Plaintiffs as part of our Reorganization Plan, effectively ending the litigation. See “—Part I, Item 1. Business—History of the Business—Reorganization Plan” for more information on the Disney Settlement Agreement and Reorganization Plan.

The Permanent Injunction

On September 5, 2019, the California Court issued a permanent injunction against us. The permanent injunction enjoins us, our officers, agents, servants, employees and attorneys from:  (1) circumventing technological measures protecting Plaintiffs’ Copyrighted Works on DVDs, Blu-rays or any other medium; (2) copying Plaintiffs’ Copyrighted Works, including, but not limited to, copying the works onto computers or servers; (3) streaming, transmitting or otherwise publicly performing any of Plaintiffs’ Copyrighted Works over the internet, via web applications, via portable devices, via streaming devices or by means of any other device or process; and (4) engaging in any other activity that violates, directly or indirectly, Plaintiffs’ anti-circumvention right, 17 U.S.C. § 1201(a), or that infringes by any means, directly or indirectly, any Plaintiffs’ exclusive rights in any Copyrighted Work under Section 106 of the Copyright Act, 17 U.S.C. §106.

We were required to cease and have ceased filtering and streaming all movies and TV programs owned by the Plaintiffs.

Chapter 11 Bankruptcy

On October 18, 2017, we filed a voluntary petition for relief under chapter 11, title 11 of the Bankruptcy Code in the Bankruptcy Court. On November 17, 2020, the Bankruptcy Court issued a final decree closing the Bankruptcy Case. See“—Part I, Item 1. Business—History of the Business—Reorganization Plan” for more information.

ClearPlay Litigation

In 2014, we responded to a contention by ClearPlay that we (at such time, VidAngel) infringed on certain ClearPlay patents by suing ClearPlay in the United States District Court for the Central District of California (the case was later transferred to Utah). In doing so, we requested judicial determinations that our technology and service did not infringe eight patents owned by ClearPlay and that the patents were invalid. In turn, ClearPlay counterclaimed against us, alleging patent infringement. On February 17, 2015, the case was stayed pending inter partes review by the United States Patent and Trademark Office (the “USPTO”), of several of ClearPlay’s patents. We were not party to or involved in the USPTO’s review of those patents. Owing to those proceedings, on May 29, 2015, the Utah trial court closed the case without prejudice to the parties’ rights to reassert any or all claims later. In July and August 2015, many of ClearPlay’s patent claims, including many of the claims asserted against us, were invalidated by the USPTO. Certain of ClearPlay’s other patent claims were upheld and others were never challenged in the USPTO. Following the USPTO’s rulings, ClearPlay appealed certain of the USPTO’s invalidity decisions to the United States Court of Appeals for the Federal Circuit. The findings of invalidity were all affirmed by the Federal Circuit on August 16, 2016. On October 31, 2016, the Magistrate Judge, Brooke C. Wells, conducted telephonic status conferences in this and a related case brought by ClearPlay against DISH Network and ordered that both cases be re-opened. Subsequently, Magistrate Judge Wells granted ClearPlay’s motion to stay the litigation at least until a decision is rendered on the preliminary injunction by the Ninth Circuit. On October 12, 2017, the magistrate judge ordered the case stayed again, this time until a final decision is rendered in the Disney Litigation. On February 14, 2018, ClearPlay filed a claim in our chapter 11 proceeding seeking an unliquidated sum. On April 14, 2020, the trustee appointed in our Bankruptcy Case filed an objection to the claim in the Bankruptcy Court seeking an order to disallow the claim in its entirety. On October 21, 2020, the Bankruptcy Court issued an order converting the trustee’s objection to ClearPlay’s claim in the Bankruptcy Case to an adversary proceeding.

On April 20, 2021, the Bankruptcy Court lifted the stay as the final decision in the Disney Litigation had been determined and we were no longer in bankruptcy. VidAngel Entertainment assumed responsibility for defense of the ClearPlay litigation, and any settlement discussions thereto, as part of the asset purchase agreement, dated March 1, 2021, by and between Angel Studios, Skip TV Holdings, LLC and VidAngel Entertainment, LLC (the “VidAngel Asset Purchase Agreement”). On November 4, 2021, we informed the court that we sold VidAngel and VidAngel Entertainment is the successor. On January 14, 2022, ClearPlay filed a response stating Angel Studios and VidAngel Entertainment are liable for past infringement as they are the successor to VidAngel.

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

On August 30, 2024, we entered into a settlement agreement with ClearPlay pursuant to which, among other things, ClearPlay will receive a royalty of $1.8 million, which is to be paid in thirty-six monthly installments of $50.0 thousand per month. Pursuant to the VidAngel Asset Purchase Agreement, these payments will be made by VidAngel Entertainment, LLC and as such no liability was recorded by us. The litigation was subsequently dismissed with prejudice.

The Chosen Arbitration

Historically, our business generated a significant portion of our total revenue from distribution activities related to the Chosen Agreement. The Chosen Agreement outlines the contractual arrangement between the parties pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof. Revenue from distribution activities related to the Chosen Agreement does not currently account for any percentage of our revenue.

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement and seeking to terminate the Chosen Agreement. On May 28, 2024, the arbitrator in the arbitration proceedings issued an Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and potential recovery of an allocable portion of its attorney fees, which have been accrued as of December 31, 2024. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising. On September 25, 2024, the Final Arbitration Award was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees. On October 25, 2024, we filed an appeal of the Final Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement. Three arbitrators have been selected to preside over the appeal, which is currently scheduled for May 15 to May 22, 2025. Unless and until a favorable outcome of such appellate review is determined, we will fully comply with the Final Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

There is no publicly-traded market for our Common Stock.

Holders

As of March 17, 2025, there were approximately forty-two holders of our Class A Common Stock, 9,934 holders of our Class B Common Stock, 21,744 holders of our Class C Common Stock and eighty-two holders of our Class F Common Stock.

Dividend Policy

We have never declared or paid any cash dividends, and we do not currently anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Unregistered Sales of Equity Securities

During the fourth quarter of 2024, we sold an aggregate of 30,141 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $1.0 million. The issuances of the Class C Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. We intend to use the proceeds from the sales of Class C Common Stock to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

There were no other unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6. Reserved

[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “—Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those that are set forth in the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination, and those set forth under “Note About Forward-Looking Statements,” “—Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a values based media distribution company that uses technology to empower a vibrant and growing community to replace the Hollywood gatekeeper system and champion stories that amplify light for mainstream audiences.

Our community, known as the Angel Guild, is at the heart of this mission.

1) The Angel Guild votes to select film and TV shows.

2) The Angel Guild rallies in theaters to support film releases.

3) The Angel Guild funds future films and TV shows with their membership.

As of March 6, 2025, through the Angel Guild, over one million paying members from more than 170 different countries help decide what film and TV projects we will market and distribute.

Pledge to Amplify Light

All Guild members make a written pledge stating: “When I vote, I pledge to help choose excellent entertainment that is true, honest, noble, just, authentic, lovely or admirable.”

Revenue

We primarily generate revenue from the following sources:

●	Angel Guild revenue comes from monthly or annual membership fees. Currently there are two possible tiers for membership, Basic and Premium. Both memberships allow voting for every Angel Studios release, give early access for streaming, and help fund our original films, increasing new content releases. The primary difference between the two memberships is that Premium includes two complimentary tickets to every Angel Studios theatrical release and a discount for all merchandise.
●	Theatrical Distribution revenue comes from releasing our original films with our exhibitor partners. Every time a moviegoer purchases a ticket from the partner theaters, we receive a percentage of the box office revenue. For most international theaters, the percentage of box office revenue is first paid to a distributor who then pays us.
●	Content Licensing revenue comes from licensing our films and TV shows to other distributors such as Amazon, Apple and Netflix. Our future plans include licensing the rights to our films and TV shows for other experiences such as derivative shows, video games, theme parks and Broadway-style plays.
●	Other revenue is generated from sales of merchandise related to our films and series, as well as physical DVD sales. We also offer a direct online store for Angel Studios themed products and wholesale products to retail partners.

Founding

We were founded in 2013 by our Chief Executive Officer, Neal Harmon, along with his brothers Daniel, Jeffrey and Jordan, and their cousin, Benton Crane.

Bitcoin Treasury Strategy:  Seeking to Empower the Angel Guild for Generations

As of December 31, 2024, we held an aggregate of approximately 304.2 bitcoins. We plan to continue to acquire and hold bitcoin as a strategic treasury asset as an adjunct to our core film and TV distribution business. The continued implementation of our bitcoin treasury strategy aims to support our mission-driven approach of funding the world’s best filmmakers in producing stories that amplify light for generations to come. The overall strategy contemplates that we may (i) enter into capital raising transactions that are collateralized by our bitcoin holdings, (ii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings and (iii) periodically sell bitcoin for general corporate purposes, including to generate cash to meet our operating requirements.

Angel Studios Financings

Regulation A Offering

On September 10, 2024, we sold an aggregate of 661,375 shares of Class C Common Stock, at the Reg A Price, pursuant to the Reg A Offering. The Reg A Offering generated gross proceeds of approximately $20.0 million. We determined the Reg A Price after considering several key factors at that time, including (i) the information set forth in our Reg A Offering Statement, (ii) our history and future growth expectations, as well as the history and future growth expectations of the industry in which we compete, (iii) our past and present financial performance, (iv) our prospects for future earnings and the present state of our business, (v) the general condition of the securities markets at the time of the Reg A Offering, (vi) the recent market prices of, and demand for, publicly traded common stock of generally comparable companies and (vii) other relevant factors. Our Chief Executive Officer, Neal Harmon, purchased eight shares of Class C Common Stock, our President, Jordan Harmon, purchased 661 shares of Class C Common Stock, our Chief Content Officer, Jeffrey Harmon purchased eight shares of Class C Common Stock and one of our directors, Paul Ahlstrom, purchased sixteen shares of Class C Common Stock, in each case as part of the Reg A Offering. We intend to use the proceeds from the Reg A Offering to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

Off the Chain

On September 11, 2024, we and Off the Chain, a leading bitcoin asset management firm, entered into an agreement in principle for an investment by Off the Chain of approximately $10.0 million to help support our bitcoin treasury strategy. On September 30, 2024, we entered into a stock purchase agreement with Off the Chain, pursuant to which Off the Chain agreed to purchase an aggregate of 330,687 shares of Class C Common Stock, at a price of $30.24 per share, for an aggregate purchase price of $10.0 million, payable in bitcoin. The sale closed on October 10, 2024. We intend to use the proceeds from our sale of Class C Common Stock to Off the Chain to support our bitcoin treasury strategy.

Other

During the fourth quarter of 2024, we sold an aggregate of 30,141 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $1.0 million. During the first quarter of 2025, we sold an aggregate of 431,402 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $14.1 million. The issuances of the Class C Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. We intend to use the proceeds from the sales of Class C Common Stock to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

Recent Developments

On September 11, 2024, we entered into the Merger Agreement by and among Southport, Merger Sub and us. On February 14, 2025, the same parties entered into the Merger Agreement Amendment, which amended certain provisions of the Merger Agreement. For more information about the Merger Agreement, Merger Agreement Amendment and the proposed Business Combination with Southport, see“—Part I, Item 1. Business—Proposed Business Combination” and “—Part II, Item 8. Financial Statements and Supplementary Data—Note 1” of this Annual Report,  our Current Reports on Form 8-K filed with the SEC on September 11, 2024 and February 18, 2025, respectively, and the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination. Unless specifically stated, this Annual Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. Such risks and effects relating to the proposed Business Combination are included in the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination. The consummation of the proposed Business Combination is subject to certain conditions as further described in the Merger Agreement and Merger Agreement Amendment.

Other Events

On August 13, 2024, Mr. Stephen Oskoui tendered his resignation as a member of our Board effective as of August 13, 2024. Mr. Oskoui had served as one of our independent directors since January 2022.

On October 3, 2024, Mr. Dalton Wright tendered his resignation as a member of our Board effective as of October 3, 2024. Mr. Wright had served as one of our independent directors since 2014. Mr. Wright was a member of our compensation committee, which is no longer in effect, but was not the representative director of any particular class of Common Stock.

Neither Mr. Oskoui nor Mr. Wright indicated to our Board that their decision to resign arose from any disagreement on any matter related to our operations, policies or practices. Our Board may fill the vacancies resulting from Mr. Oskoui’s and Mr. Wright’s resignations by an affirmative vote of a majority of the remaining directors. Our Board has not yet selected replacement directors to fill either vacancy.

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

General and Administrative: General and administrative expenses consist of the increased support staff necessary to manage the continued and expected growth of the business, including payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Legal: Legal expenses include costs incurred in connection with legal proceedings, regulatory matters, compliance obligation, and corporate governance. Legal expenses may fluctuate based on the nature, timing, and complexity of matters encountered by us. While we strive to manage these costs effectively, they may have a material impact on our financial condition depending on the scope of ongoing or anticipated legal matters.

Results of Operations

The following represents our performance highlights for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Our registration of securities on Form 10-12G/A, filed May 13, 2024, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 in Item 2, “Financial Information.”

	For the year ended December 31,		Change
	2024	2023	2024 vs. 2023
Revenues	$96,516,439	$202,437,316	$(105,920,877)	(52)%
Cost of revenues	42,066,179	86,032,540	(43,966,361)	(51)%
Selling and marketing	95,210,452	74,181,413	21,029,039	28%
General and administrative	22,283,772	18,121,437	4,162,335	23%
Research and development	14,364,827	13,905,426	459,401	3%
Legal expense	10,832,877	2,038,974	8,793,903	431%
Net loss (gain) on digital assets	(1,683,946)	4,000	(1,687,946)	(42,199)%
Operating income (loss)	(86,557,722)	8,153,526	(94,711,248)	(1,162)%
Interest expense	(2,366,014)	(3,657,958)	1,291,944	(35)%
Interest income	3,490,743	1,819,121	1,671,622	92%
Impairment of investment in affiliates	(1,000,000)	—	(1,000,000)	100%
Income (loss) before income tax expense (benefit)	(86,432,993)	6,314,689	(92,747,682)	(1,469)%
Income tax expense (benefit)	3,534,602	(2,697,435)	6,232,037	(231)%
Net income (loss)	$(89,967,595)	$9,012,124	$(98,979,719)	(1,098)%

Revenues

The following represents our performance highlights for the year ended December 31, 2024, as compared to the year ended December 31, 2023:

	For the year ended December 31,		Change
	2024	2023	2024 vs. 2023
Angel Guild	$35,646,375	$2,940,290	$32,706,085	1,112%
Theatrical	29,445,641	106,838,828	(77,393,187)	(72)%
Content licensing	16,588,700	38,687,753	(22,099,053)	(57)%
Merchandise	5,808,750	18,020,076	(12,211,326)	(68)%
Pay it Forward	5,610,677	31,856,327	(26,245,650)	(82)%
Theatrical Pay it Forward	2,213,993	3,430,855	(1,216,862)	(35)%
Other	1,202,303	663,187	539,116	81%
Total Revenue	$96,516,439	$202,437,316	$(105,920,877)	(52)%

During the year ended December 31, 2024 compared to the year ended December 31, 2023, the decrease in revenues was due to several factors: 1) Theatrical release revenue decreased by $77.4 million as a result of the Sound of Freedom movie that was released in 2023 with no comparable blockbusters being released by us in 2024; 2) Content licensing revenue decreased by $22.1 million as a result of large licensing deals being entered into for some of our 2023 theatrical releases, compared to smaller deals as a result of smaller theatrical box office releases in 2024; 3) Merchandise sales decreased by $12.2 million as merchandise sales have not been as strong during 2024 when compared to 2023; 4) Pay it Forward revenue decreased by $26.2 million, due to our focus transitioning away from Pay it Forward and focusing more on the Angel Guild; and 5) Theatrical Pay it Forward revenue decreased by $1.2 million as a result of less theatrical Pay it Forward collected in excess of ticket redemptions. These decreases were offset by an increase in Angel Guild revenue of $32.7 million as the Angel Guild did not launch until the second quarter of 2023 and our membership base has increased.

Operating Expenses

Our cost of revenues decreased by $44.0 million during 2024 as a result of our decrease in revenues and corresponding decrease in  licensing and royalty costs. Most of our cost of revenues is variable in nature and has a direct relation to our revenues.

The increase in sales and marketing expense of $21.0 million was primarily due to the promotion of the Angel Guild and increasing memberships, as well as current and future theatrical releases. We spent $32.5 million in marketing related to the Angel Guild during 2024, compared to only $1.5 millon during 2023. We spent $47.3 million during 2024 in marketing costs related to our 2024 theatrical releases, compared to $58.8 million during 2023 for our 2023 theatrical releases.  Although our cost of marketing theatrical releases decreased during 2024, marketing as percentage of theatrical revenue went from 55.0% in 2023 to 163.0% during 2024.  This was due to contractual spend requirements for certain theatrical releases as well as an increased level of spend that has historically benefited downstream licensing revenue windows. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Higher general and administrative costs of $4.2 million were related to 1) additional headcount costs of $2.8 million during 2024 related to the support staff necessary to manage the continued and expected growth of the business, and 2) additional option issuance costs of $3.6 million during 2024 due to an increase in options granted to employees and their related black-scholes value on the grant date.  These increases were offset by a $2.2 million decrease of bad debt expense during 2024 due to a decrease in box office revenue and uncollectible accounts receivable.

Higher research and development costs of $0.5 million were due to an increase of $0.2 million in personnel related costs and an increase of $0.3 million in software.  Both of these increases are to continue our focus on improving existing products, optimizing existing services, as well as developing new technology to better meet the needs of our customers and partners.

The increase in legal expense of $8.8 million was largely a result of legal costs associated with The Chosen arbitration and estimated liabilities as a result of the outcome of the arbitration. For more information, see “—Part I, Item 3. Legal Proceedings.”

Other Income and Expense

The gain on digital assets of $1.7 million in 2024 is a result of selling a portion of our digital assets for a price higher than the book value.

The decrease in interest expense of $1.3 million is related to a lower dollar amount of P&A notes entered into and outstanding during 2024, compared to 2023, as can be seen on our consolidated statement of cash flows.

The increase in interest income of $1.7 million is the result of a more favorable rate environment for cash deposits, and from our cash reserves being moved to higher interest-bearing accounts during 2024, compared to 2023.

The increase in impairment of investment in affiliates of $1.0 million is the result of us performing an assessment on all of its investments in affiliates during 2024 and determining a certain investment would likely not be recovered.  As such, this investment was impaired. No similar impairments occurred during 2023.

The increase in income tax expense of $6.2 million is largely the result of the creation of a valuation allowance against certain deferred tax assets and removing our deferred tax asset during 2024.  Based on an evaluation of both positive and negative evidence, including factors such as recent operating losses, we recorded a valuation allowance against these deferred tax assets leading to an increase in income tax expense for 2024.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	December 31, 2024	December 31, 2023	2024 vs. 2023
Cash and cash equivalents	$7,211,826	$25,201,425	$(17,989,599)	(71)%
Accrued settlement costs	4,371,971	4,625,854	(253,883)	(5)%
Loan guarantee payable	9,112,500	—	9,112,500	100%
Notes payable	11,455,940	4,160,277	7,295,663	175%

Cash and cash equivalents decreased $18.0 million in the year ended December 31, 2024, primarily due to cash used in operating activities of $60.2 million, cash used in investing activities of $3.9 million, which was offset by cash flow provided by financing activities of $46.2 million.

To date, we have funded a significant portion of our operations through private and public offerings of Common Stock and raise of money through notes payable. As of December 31, 2024, we had cash on hand of approximately $7.2 million. We have accrued settlement costs in the amount of $4.4 million, payable over thirty-nine remaining equal quarterly installments of $0.2 million. The expense was recorded at the present value of the obligation with an imputed interest rate of 10.0%. The short-term obligation related to these settlement costs as of December 31, 2024 was $0.3 million and the long-term portion is $4.1 million. We had notes payable for P&A notes in the amount of $11.5 million with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid within the next twelve months. From time to time, we might provide a third party guarantee on certain loans between filmmakers and lenders to help finance their film or television series. As of December 31, 2024, we expect it is probable that we would be responsible for cover $9.1 million of these guarantees. As we continue to grow, we expect to raise additional funds to cover any shortfall in operating needs. We project that our existing capital resources, including cash, accounts receivables, licensing receivables, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next twelve months.

Evaluation of Going Concern

The consolidated financial statements have been prepared assuming we will continue to operate as a going concern within one year from the date of issuance of these consolidated financial statements. For the year ended December 31, 2024, we incurred a net loss of approximately $90.0 million and used cash in operating activities of approximately $60.2 million. We have an accumulated deficit of approximately $99.9 million as of December 31, 2024. A significant portion of the net loss for the year ended December 31, 2024, was due to a one-time contractual commitment for marketing spend on a theatrical release, legal expenses related to unfavorable outcome of arbitration and increased marketing expenses to grow Angel Guild memberships. Management does not anticipate the same level of marketing spend as a percentage of revenue for future theatrical releases. The Chosen Agreement, which has generated significant past revenues, was canceled during 2024. Management anticipates that as we continue to grow the business, we will incur operating losses and use cash in operating activities during 2025 and into 2026.

Management is working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases in 2025 and additional streaming agreements. We finance marketing activities for theatrical releases through P&A loan agreements with individual and institutional investors. Additionally, we have raised capital through the sale of our Common Stock, generating approximately $32.8 million of cash and $9.5 million in bitcoin during the year ended December 31, 2024 and $7.5 million during the year ended December 31, 2023. From January 1, 2025, through the date of this Annual Report, we have 1) grown from 551,893 to over one million Angel Guild paying members, generating approximately $39.5 million in cash from Angel Guild paid memberships, 2) raised $14.1 million through the sale of Common Stock and 3) secured $22.9 million in debt financing. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and Common Stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling Common Stock on acceptable terms proves challenging, we can reduce our spend on marketing of the Angel Guild, which could materially affect our growth, our financial condition and/or our ability to continue as a going concern.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows used in operating activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, were as follows:

	For the year ended December 31,
	2024	2023	Net Change
Net cash and cash equivalents provided by (used in) operating activities	$(60,231,302)	$5,912,192	$(66,143,494)

Cash flows used in operating activities for the year ended December 31, 2024 was $60.2 million compared to cash flows provided by operating activities of $5.9 million for the year ended December 31, 2023. The increase in cash used in operating activities during 2024, compared to 2023, is due largely to the net loss generated during this year, which was offset by an increase in cash collected from accounts receivable, an increase in accounts payable and accrued expenses as a result of two theatrical releases at the end of 2024, and a higher deferred revenue balance as a result of more monthly and annual memberships to the Angel Guild.

Investing Activities. Cash flows used in investing activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, were as follows:

	For the year ended December 31,
	2024	2023	Net Change
Purchases of property and equipment	$(303,793)	$(572,463)	$268,670
Issuance of notes receivable	(1,865,603)	(3,366,462)	1,500,859
Collections of notes receivable	2,092,564	5,090,166	(2,997,602)
Purchase of digital assets	(624,644)	(118,965)	(505,679)
Sale of digital assets	2,287,978	—	2,287,978
Investments in affiliates	(5,495,376)	(1,720,390)	(3,774,986)
Net cash and cash equivalents used in investing activities	$(3,908,874)	$(688,114)	$(3,220,760)

Cash flows used in investing activities for the year ended December 31, 2024 was $3.9 million compared to cash flows used in investing activities $0.7 million for the year ended December 31, 2023. Both periods saw moderate activity in issuing and collecting repayments on notes receivable (see “—Part II, Item 8. Financial Statements and Supplementary Data—Note 1”). We sold some of our digital assets during 2024, which resulted in $2.3 million in cash, with no comparable sales during 2023.  We also made several investments in affiliates totalling $5.5 million and $1.7 million during 2024 and 2023, respectively.  These investments are usually made in film related projects that we account for using the equity or cost method of investment.

Financing Activities. Cash flows provided by financing activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, were as follows:

	For the year ended December 31,
	2024	2023	Net Change
Repayment of notes payable	$(18,626,081)	$(26,981,122)	$8,355,041
Receipt of notes payable	23,750,000	28,911,394	(5,161,394)
Exercise of stock options	619,237	235,726	383,511
Issuance of common stock	32,818,130	7,500,001	25,318,129
Investments in minority owned entities	8,800,000	—	8,800,000
Fees related to issuance of common stock	(502,000)	—	(502,000)
Repurchase of common stock	(706,645)	(107,073)	(599,572)
Debt financing fees	—	(305,271)	305,271
Net cash and cash equivalents provided by financing activities	$46,152,641	$9,253,655	$36,898,986

Cash flows provided by financing activities for the year ended December 31, 2024 were $46.2 million compared to cash flows provided by financing activities of $9.3 million for the year ended December 31, 2023. During 2024, we raised $32.8 million with issuance of Common Stock, and $23.8 million for P&A related activities and repaid $18.6 million for P&A related activities during the same year. During 2023, we raised $7.5 million with issuances of Common Stock and $28.9 million for P&A related activities and repaid $27.0 million for P&A related activities during the same year. Some of our subsidiaries raised an additional $8.8 million during 2024 in equity that was used for P&A related activities and investments in affiliates.

Trends and Key Factors Affecting Our Performance

Angel Guild

We launched the Angel Guild in the second quarter of 2023. Since that time the Angel Guild grew to 82,708 paying members as of December 31, 2023 and 551,893 paying members as of December 31, 2024, accounting for 1.5% and 36.9% of our total revenue, respectively. As of March 6, 2025, the Angel Guild had over one million paying members. We attribute the Angel Guild growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel Guild, marketing optimization and upselling to the Angel App user base.

Distribution and License Agreement

Our business does not currently generate revenue from distribution activities related to the Chosen Agreement. Revenue from distribution activities related to the Chosen Agreement has accounted for 6.4%, 19.7% and 90.1% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the TV series “The Chosen,” and any future audiovisual productions derivatives thereof. On May 28, 2024, the arbitrator in the arbitration proceedings issued an Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and potential recovery of an allocable portion of its attorney fees, which have been estimated and accrued as of December 31, 2024. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

On September 25, 2024, the Final Arbitration Award was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees. On October 25, 2024, we filed an appeal of the Final Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement. Three arbitrators have been selected to preside over the appeal, which is currently scheduled for May 15 to May 22, 2025. Unless and until a favorable outcome of such appellate review is determined, we will fully comply with the Final Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

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

Furthermore, our ability to monetize the content we distribute is heavily reliant on factors currently outside of our control, including, but not limited to, the potential loss of key talent, the potential for budget overruns, the quality of the content produced, the timeliness of the production and subsequent release schedule and the relationship of the creator with the audience. If we are unable to find ways to mitigate the risks associated with these external factors, it may have a material adverse impact on our business, results of operations and financial condition.

Angel Mobile and TV App Installs

We launched the Angel Mobile App in the fourth quarter of 2021 and the Angel TV App in the first quarter of 2022. Since that time, Angel App installs across all platforms grew to 54,210,814 as of December 31, 2023 and 59,877,979 installs as of December 31, 2024.  As of March 15, 2025, the Angel app has a total of 62,665,967 installs. We attribute the Angel App growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel app and marketing optimization.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that we  believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model or the Monte Carlo pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management’s estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in our stock-based compensation expense amounts in the future. The fair value of the Common Stock underlying the employee stock options is estimated using third party valuations, including market, income and cost valuation approaches.

Other Estimates

See “—Part II, Item 8. Financial Statements and Supplementary Data—Note 1” to the accompanying consolidated financial statements included herein for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of December 31, 2024, we had no outstanding variable rate indebtedness, and we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Dislcosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in this Annual Report or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting. Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Subject to our stockholders’ rights to consent to certain transactions, our business and affairs are controlled by, and all powers are exercised by, our Board. The Board must consist of not fewer than three nor more than five directors, the exact number of whom is to be set from time to time by the Board. The Board is currently set at and consists of three directors: Neal Harmon, Paul Ahlstrom and Katie Liljenquist. The Board members are elected each year, at the annual meeting of stockholders, to hold office until the next annual meeting and until their successors are elected and qualified.

Pursuant to our current certificate of incorporation, holders of shares of our Class A Common Stock, Class B Common Stock and Class F Common Stock, voting separately as a class, are each entitled to vote, and elect, independent of the other classes of Common Stock, one director to our Board. The holders of shares of Class C Common Stock will gain the ability to elect a director once the total number of outstanding shares of Class C Common Stock exceeds 5.0% of the total outstanding shares of Common Stock. As of December 31, 2024, shares of Class C Common Stock represented approximately 11.0% of the outstanding shares of Common Stock and at the next annual meeting of shareholders, the holders of shares of Class C Common Stock will have the right to elect a director. The additional directors of the Board are voted on and elected by all stockholders.

Any newly created directorships resulting from an increase in the authorized number of directors, and any vacancies occurring on the Board, may be filled by the affirmative vote of a majority of the remaining directors. A director may resign at any time, and the stockholders may remove any director or the entire Board at any time, with or without cause, by the affirmative vote of a majority of stockholders voting in such decision. Directors elected to the Board by the holders of shares of our Class A Common Stock, Class B Common Stock or Class F Common Stock, may only be removed by an affirmative vote of a majority of stockholders, of the respective class of Common Stock, voting in such decision.

The Board has retained our executive officers to manage our day-to-day operations, our intellectual property and other investments, subject to the supervision of the Board. Currently, Neal Harmon is our Chief Executive Officer, Jeffrey Harmon is our Chief Content Officer, Jordan Harmon is our President, Elizabeth Ellis is our Chief Operating Officer, and Patrick Reilly is our Chief Financial Officer and Secretary. Our executive officers have accepted their appointment, or nomination to be appointed, on the basis of the compensation to be paid to them. See “—Part III, Item 11. Executive Compensation” for more information. Our executive officers will serve for such period as the Board determines, subject to the terms of any employment agreements we enter into with them, or their earlier death, resignation or removal. The Board may remove our executive officers subject to the terms of any employment agreements we enter into with them.

The following tables sets forth information about our directors and executive officers.

Directors
Name	Position	Age
Neal Harmon*	Chief Executive Officer, Chairman of the Board	47
Katie Liljenquist	Director	47
Paul Ahlstrom	Director	62
Executive Officers
Name	Position	Age
Neal Harmon*	Chief Executive Officer, Chairman of the Board	47
Jeffrey Harmon*	Chief Content Officer	42
Jordan Harmon*	President	34
Elizabeth Ellis	Chief Operating Officer	48
Patrick Reilly	Chief Financial Officer, Treasurer and Secretary	44

 * Neal Harmon, Jeffrey Harmon and Jordan Harmon are brothers.

Biographical Information

Biographical information regarding our directors and executive officers is set forth below.

Directors

Neal Harmon, Chief Executive Officer and Chairman of the Board.  Mr. Neal Harmon has served as our Chief Executive Officer and Chairman of the Board since he helped co-found Angel Studios in 2013.  Since 2013, he has also been a member of Harmon Ventures, our largest stockholder and a managing member of Harmon Brothers, LLC (“HB LLC”), a marketing agency he co-founded with his brother Jeffrey in 2013, which has created viral videos for its clients including Squatty Potty, Poo-Pourri and Purple Mattress. Prior to Angel Studios, Mr. Neal Harmon worked for Orabrush, Inc. (“Orabrush”) from August 2009 to August 2013, a company he co-founded, where he served in such capacities as Chief Operating Officer and as a member of the board of directors. Since 2005, Mr. Neal Harmon has also worked for the Neal S Harmon Company, as a consultant, entrepreneur and investor, engaging in various activities such as designing and creating a trucking logistics dashboard, to connect shippers and private fleets.  Mr. Neal Harmon received his master’s degree from Brigham Young University in Instructional Psychology and Technology in 2002, and his undergraduate degree from Brigham Young University in American Studies in 2001.

Katie Liljenquist, Director.  Dr. Liljenquist has served on our Board since July 2022. Dr. Liljenquist has been on the faculty of the David Eccles School of Business at the University of Utah since July 2016.  She teaches negotiations, decision-making, and leadership courses to executives across many industries.  From September 2007 to December 2015, she was an Assistant Professor in the Organizational Leadership and Strategy Department at the Marriott School of Management at Brigham Young University where she was voted teacher of the year three times by its graduating MBA students.  Prior to joining Brigham Young University, Dr. Liljenquist was an award-winning professor of Negotiations at the Kellogg School of Business at Northwestern University from June 2004 to December 2004.  Her research focuses on the psychology behind decision-making in the domains of ethics, power, and influence.  Her work has been published in the premier scientific journal, Science, and she has written multiple articles featured in Harvard’s Negotiation newsletter. Dr. Liljenquist holds a B.S. with Honors in Psychology from Arizona State University and earned both a M.S. in Management and Organizations and, as a National Science Foundation fellow, her Ph.D. from the Kellogg School of Business at Northwestern University.

Paul Ahlstrom, Director.  Mr. Ahlstrom has served on our Board since February 2014.  Mr. Ahlstrom is a seasoned entrepreneur and venture capitalist with over thirty years of operating and investment experience and has co-founded multiple investment funds, including Alta Ventures, vSpring Capital and Alta Growth Capital and supported other funds efforts including Krealo and Northgate Mexico.  Throughout his career he has helped raise and was instrumental in deploying over approximately $1.4 billion to more than 150 startups across the United States and Latin America. He currently serves on the investment committees of Alta Ventures in Mexico (since 2009) and the Peruvian corporate venture fund Krealo (since 2018). His recent fund portfolio includes companies like Technisys (acquired by SoFi, NASDAQ: SOFI in March 2022), MURAL, Clip and ASI. Early notable fund investments include Ancestry.com, Altiris and Control4, prior to their public offerings. Mr. Ahlstrom co-authored Nail It Then Scale It, a highly regarded resource for scaling startups. He currently serves on the boards of IsoTalent (since 2019), Meridian Therapeutics (since 2019), Obra (since 2023) and Grip6 (since 2024). Along with his wife Jenny, he co-founded the HealthTree Foundation in 2013, which supports cancer patients worldwide.  Mr. Ahlstrom holds a B.A. in Communications from Brigham Young University and an honorary doctorate from Netanya Academic College.

Executive Officers

Neal Harmon, Chief Executive Officer and Chairman of the Board.  The background and experience of Mr. Neal Harmon is set forth above.

Jeffrey Harmon, Chief Content Officer.  Mr. Jeffrey Harmon co-founded Angel Studios in 2013 and has been our Chief Content Officer since January 2021. Since 2013, he has been a member of Harmon Ventures, our largest stockholder and a managing member of HB LLC, a marketing agency he co-founded with his brother Neal in 2013. From August 2010 to August 2013, Mr. Jeffrey Harmon served as Chief Marketing Officer for Orabrush, a company he co-founded in 2009. He previously served as Orabrush’s Chief Executive Officer from October 2009 to August 2010. He is currently active with other start-up companies and concepts. He attended Brigham Young University from 2006 to 2008, where he studied business marketing, traditional marketing, internet marketing and business administration. He also attended Fundação Getulio Vargas in São Paulo in 2008, where he studied international business.

Jordan Harmon, President.  Mr. Jordan Harmon co-founded Angel Studios in 2013 and has been our President since June 2022. Mr. Jordan Harmon previously served as our Head of Growth and Originals from June 2021 to July 2022 and he was also a fractional Chief Marketing Officer consultant at HB LLC, a marketing agency co-founded by his brothers Neal and Jeffrey in 2013, from October 2020 to July 2022. From September 2017 to January 2021, Mr. Jordan Harmon served as co-founder and Head of Marketing at Cove, a home security company.  At Cove, he was directly responsible for the marketing initiatives that helped Cove grow into a $100.0 million business in four years. Mr. Jordan Harmon earned a B.S. in Web Development and Design from Brigham Young University–Idaho.

Elizabeth Ellis, Chief of Operations.  Ms. Ellis has been our Chief of Operations since May 2015. Her duties include overseeing all operating, distribution, domestic and international operations, public relations and human resources. Prior to joining Angel Studios, Ms. Ellis was the Director of Human Relations and Office Manager at Orabrush from September 2009 to May 2015, where she oversaw personnel and was responsible for various operational tasks. She is an ICF Professional Certified Coach and a Gallup-Certified Strengths Coach. Ms. Ellis holds an International Relations B.S. from Brigham Young University.

Patrick Reilly, Chief Financial Officer, Treasurer and Secretary.  Mr. Reilly has been our Chief Financial Officer since December 2018 and its Secretary since January 2022. Mr. Reilly oversees all accounting and finance aspects of the business, including but not limited to budgeting, forecasting, auditing, financial statement preparation and funding. He previously served as our Director of Finance from February 2016 up until his appointment as the Chief Financial Officer in December 2018, after he provided consulting services to Angel Studios beginning in March 2014. Mr. Reilly is a seasoned veteran of tech startups. Prior to joining Angel Studios, he served as the Financial Controller at Moki Mobility, Inc., a computer software company, from June 2013 to February 2016, where he was responsible for all finance and accounting duties. From January 2009 to July 2013, Mr. Reilly was the Vice President of Finance and Financial Controller at Allegiance, Inc. (now Maritz CX), where he was responsible for all finance and accounting duties of the company. Mr. Reilly graduated from the University of Utah with his MBA in 2020 and he holds a B.S. in Business Administration from Utah Valley University.

Involvement in Certain Legal Proceedings

We currently are, and from time to time might again become, involved in litigation. See “—Part I, Item 3. Legal Proceedings,” for a discussion of past and ongoing litigation. Notwithstanding such events, to the best of our knowledge, no officer, director or director nominee has been involved in any of the following events occurring during the last ten years that are material to an evaluation of the ability or integrity of such person:

●Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law where such judgment has not been reversed, suspended or vacated;

●Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Our Board currently consists of three members. Our securities are not currently listed on a national securities exchange or in an interdealer quotation system, and we are therefore not required to comply with the director independence requirements of any securities exchange. For purposes of determining whether our directors are independent, the Board has thus chosen to use the listing standards of the Nasdaq Stock Market, LLC. Nasdaq Listing Rule 5605(a)(2) defines an “independent director” generally as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that two members of the Board are “independent” under such definition.

Committees of the Board

We do not currently have auditor, compensation or nominating and corporate governance committees or committees performing similar functions nor do we have effective auditor, compensation or nominating and corporate governance committee charters. Our management believes that it is not necessary to have such committees, at this time, because our management and directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that our management, including our Chief Executive Officer and Chief Financial Officer, are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Code of Ethics

We have not formally adopted a written code of business conduct and ethics that governs our employees, officers and directors as we are not required to do so.

Insider Trading Policy

We have not adopted an insider trading policy and procedures governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, or ourself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us.

Item 11. Executive Compensation

Executive Officer Compensation

Messrs. Neal and Jordan Harmon and Mr. Reilly receive compensation for acting in their capacities as our executive officers. We do not have employment agreements with our named executive officers, and there are no arrangements or plans pursuant to which we provide pension, retirement or similar benefits to our named executive officers.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our named executive officers in the fiscal years ended December 31, 2024 and 2023.

							Non-Equity
				Stock	Option		Incentive Plan	All Other	Total
		Salary	Bonus	Awards	Awards		Compensation	Compensation	Compensation
Name & Principal Position	Year	($)	($)	($)	($)(1)		($)	($)	($)
Neal Harmon	2023	$298,869	—	—	$7,085	(2)	—	—	$305,954
Chief Executive Officer	2024	$304,128	—	—	$54,709	(2)	—	—	$358,837
Jordan Harmon	2023	$245,481	—	—	$67,482	(3)	—	—	$312,963
President	2024	$268,750	—	—	$436,718	(3)	—	—	$705,468
Patrick Reilly	2023	$307,538	—	—	$46,583	(4)	—	—	$354,121
Chief Financial Officer, Treasurer and Secretary	2024	$316,000	—	—	$187,793	(4)	—	—	$503,793

(1)	The amounts reported for these awards may not represent compensation actually received by the named executive officer. Instead, the amounts shown are the full grant date fair value of option awards granted in the applicable year. In accordance with SEC disclosure requirements, the amounts for each such year include the full grant date fair value of such option awards. The grant date fair value is computed in accordance with FASB ASC Topic 718.
(2)	On November 2, 2021, Mr. Neal Harmon was granted stock incentive options exercisable for 7,000 shares of Class A Common Stock with an option price of $8.90 per share. The grant was made pursuant to the terms and conditions of our 2014 Stock Incentive Plan (the “Prior Stock Incentive Plan”). The options vest in substantially equal annual increments over a four-year period from the grant date. If the options are exercised, they will be converted to shares of Class F Common Stock.

On October 20, 2023, Mr. Neal Harmon was granted stock incentive options exercisable for 25,448 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of our Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

On July 22, 2024, Mr. Neal Harmon was granted stock incentive options exercisable for 4,515 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

On September 10, 2024, Mr. Neal Harmon was granted stock incentive options exercisable for 47,422 shares of Class C Common Stock with an option price of $30.24 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

(3)	On August 3, 2021, Mr. Jordan Harmon was granted stock incentive options exercisable for 100,000 shares of Class A Common Stock with an option price of $8.63 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options vest in substantially equal annual increments over a four-year period from the grant date. If the options are exercised, they will be converted to shares of Class F Common Stock.

On April 20, 2023, Mr. Jordan Harmon was granted stock incentive options exercisable for 253,880 shares of Class F Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Stock Incentive Plan. The options vest in substantially equal annual increments, with a one-year cliff, over a four-year period from the grant date.

On October 20, 2023, Mr. Jordan Harmon was granted stock incentive options exercisable for 22,924 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

On July 22, 2024, Mr. Jordan Harmon was granted stock incentive options exercisable for 5,273 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

On September 10, 2024, Mr. Jordan Harmon was granted stock incentive options exercisable for 78,118 shares of Class C Common Stock with an option price of $30.24 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

(4)	On September 3, 2021, Mr. Reilly was granted stock incentive options exercisable for 65,907 shares of Class A Common Stock with an option price of $8.63 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options vest in substantially equal annual increments over a four-year period from the grant date. If the options are exercised, they will be converted to shares of Class F Common Stock.

On December 2, 2022, Mr. Reilly was granted stock incentive options exercisable for 9,800 shares of Class A Common Stock with an option price of $11.95 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options were fully vested upon grant. If the options are exercised, they will be converted to shares of Class F Common Stock.

On April 20, 2023, Mr. Reilly was granted stock incentive options exercisable for 47,736 shares of Class F Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Stock Incentive Plan. The options vest in substantially equal annual increments, with a one-year cliff, over a four-year period from the grant date.

On October 20, 2023, Mr. Reilly was granted stock incentive options exercisable for 16,259 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

On July 22, 2024, Mr. Reilly was granted stock incentive options exercisable for 4,609 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

On September 9, 2024, Mr. Reilly was granted stock incentive options exercisable for 52,500 shares of Class F Common Stock with an option price of $30.24 per share. The grant was made pursuant to the terms and conditions of the Stock Incentive Plan. The options vest in substantially equal annual increments, with a one-year cliff, over a four-year period from the grant date.

On September 10, 2024, Mr. Reilly was granted stock incentive options exercisable for 50,854 shares of Class C Common Stock with an option price of $30.24 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

Principal Elements of Compensation

The compensation of our executive officers is comprised of (a) base salary; and (b) long-term equity incentives, consisting of stock options, granted under the Stock Incentive Plan, and any other equity plan that may be approved by our Board from time to time. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our executive officers. Adjustments to base salaries will be reviewed annually and as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities, as well as to maintain market competitiveness.

Stock Incentive Plan

In an effort to further our long-term stability and financial success by attracting and retaining personnel, including employees, directors, and consultants, we adopted the Prior Stock Incentive Plan in February 2014. The Prior Stock Incentive Plan was amended and restated in each of August 2016, July 2020, and February 2021. The Prior Stock Incentive Plan reserved a total of 5,775,000 shares of Class A Common Stock for issuance thereunder, subject to the condition that the total number of shares issued thereunder shall not exceed 16.5% of the fully diluted outstanding. In October 2023, we adopted the Stock Incentive Plan. The Stock Incentive Plan reserves a total of 5,775,000 shares of Class F Common Stock for issuance thereunder, with 3,692,995 shares reserved as either options outstanding or shares exercised from awards granted under the Prior Stock Incentive Plan, and further subject to the condition that the total number of shares issued thereunder shall not exceed 16.5% of the fully diluted outstanding shares of the our Common Stock. Should any of the awards granted under the Prior Stock Incentive Plan be returned thereto in accordance with the applicable terms, such shares would then become available for issuance under the Stock Incentive Plan, reducing the number of shares reserved under the Prior Stock Incentive Plan. As of December 31, 2024, options exercisable for 4,306,483 shares of Class F Common Stock had been issued pursuant to the Prior Stock Incentive Plan, and options exercisable for 1,868,068 shares of Class F Common Stock had been exercised. As of December 31, 2024, options exercisable for 438,820 shares of Class F Common Stock had been issued pursuant to the Stock Incentive Plan, and no options exercisable for Class F Common Stock had been exercised, with 1,188,167 shares of Class F Common Stock remaining available for issuance thereunder. Through the use of stock incentives, the Stock Incentive Plan will stimulate the efforts of those persons upon whose judgment, interest and efforts we will largely depend on for the successful conduct of our business and further align those persons’ interests with the interests of our stockholders.

Performance Equity Plan

As an additional measure to further our long-term stability and financial success by attracting and retaining personnel, in October 2023, we adopted the Performance Equity Plan to make awards to certain of our employees, directors and consultants. Awards made under the Performance Equity Plan are subject to certain performance vesting criteria based on either (i) our stock price, as quoted on a publicly traded market or stock exchange, being equal to or greater than certain prices (each, a “Vesting Stock Price”) for a minimum of three consecutive months or (ii) having at least two consecutive independent stock price valuations completed on our Common Stock (and approved by the Board) that value our Common Stock at a price equal to or higher than the Vesting Stock Price applicable to the Award (as defined below). The Performance Equity Plan reserves a total of 2,797,466 shares of Class C Common Stock for issuance thereunder. As of December 31 2024, options exercisable for 2,224,846 shares of Class C Common Stock had been issued pursuant to the Performance Equity Plan, with 572,620 shares of Class C Common Stock remaining available for issuance thereunder.

Each of the Stock Incentive Plan and the Performance Equity Plan is administered by our Board. Our Board has the power and sole discretion to grant or award a stock incentive (each, an “Award”) thereunder, to any employee of, director of, or consultant to Angel Studios (each, a “Participant”), who in the sole judgment of the Board has contributed, or can be expected to contribute, to our profits or growth. The Board also has the power and sole discretion to determine the size, terms, conditions and nature of each Award to achieve the objectives of such Award and of the Stock Incentive Plan or Performance Equity Plan (as applicable). This includes, without limitation, the Board’s ability to determine: (i) which eligible persons shall receive an Award and the nature of the Award, (ii) the number of securities to be covered by each Award, (iii) the fair market value of such securities, (iv) the time or times when an Award shall be granted, (v) whether an award shall become vested over a period of time, according to a performance-based or other vesting schedule or otherwise, and when it shall be fully vested, (vi) the terms and conditions under which restrictions imposed upon an Award shall lapse, (vii) whether a change of control exists, (viii) factors relevant to the satisfaction, termination or lapse of restrictions on certain Awards, (ix) when certain Awards may be exercised, (x) whether to approve a Participant’s election with respect to applicable withholding taxes, (xi) conditions relating to the length of time before disposition of securities received in connection with an Award is permitted, (xii) notice provisions relating to the sale of securities acquired under the Stock Incentive Plan or the Performance Equity Plan (as applicable) and (xiii) any additional requirements relating to Awards that the board of directors deems appropriate.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers identified in the Summary Compensation Table as of December 31, 2024:

	Option Awards
					Equity
					Incentive Plan
					Awards:
			Number of	Number of	Number of
			Securities	Securities	Securities
			Underlying	Underlying	Underlying
			Unexercised	Unexercised	Unexercised	Option	Option
			Options (#)	Options (#)	Unearned	Exercise	Expiration
	Grant Date		Exercisable	Unexercisable	Options (#)	Price	Date
Neal Harmon	6/6/2018	(1)	35,555	—	—	$0.32	6/5/2028
	6/17/2019	(2)	2,600	—	—	$0.32	6/16/2029
	3/24/2020	(3)	3,500	—	—	$0.32	10/24/2027
	3/16/2021	(4)	13,158	—	—	$3.42	3/15/2031
	11/2/2021	(5)	5,395	1,605	—	$8.90	11/1/2031
	10/20/2023	(6)	—	—	25,448	$14.18	10/19/2033
	7/22/2024	(7)	—	—	4,515	$14.18	7/21/2034
	9/10/2024	(8)	—	—	47,422	$30.24	9/9/2034

Jordan Harmon	8/3/2021	(9)	87,500	12,500	—	$8.63	8/2/2031
	4/20/2023	(10)	22,450	231,430	—	$14.18	4/19/2033
	10/20/2023	(11)	—	—	22,924	$14.18	10/19/2033
	7/22/2024	(12)	—	—	5,273	$14.18	7/21/2034
	9/10/2024	(13)	—	—	78,118	$30.24	9/9/2034

Patrick Reilly
	9/3/2021	(14)	37,705	15,844	—	$8.63	9/2/2031
	12/2/2022	(15)	9,800	—	—	$11.95	12/1/2032
	4/20/2023	(16)	19,890	27,846	—	$14.18	4/19/2033
	10/20/2023	(17)	—	—	16,259	$14.18	10/19/2033
	7/22/2024	(18)	—	—	4,609	$14.18	7/21/2034
	9/10/2024	(19)	—	—	50,854	$30.24	9/9/2034
	9/10/2024	(20)	—	52,500	—	$30.24	9/9/2034
(1)	On June 6, 2018, Mr. Neal Harmon was granted stock incentive options exercisable for 35,555 shares of Class A Common Stock with an option price of $0.32 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options vest in equal monthly increments over three months from the grant date. If the options are exercised, they will be converted to shares of Class F Common Stock.
(2)	On June 17, 2019, Mr. Neal Harmon was granted stock incentive options exercisable for 2,600 shares of Class A Common Stock with an option price of $0.32 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options vested immediately. If the options are exercised, they will be converted to shares of Class F Common Stock.
(3)	On March 24, 2020, Mr. Neal Harmon was granted stock incentive options exercisable for 3,500 shares of Class A Common Stock with an option price of $0.32 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options were fully vested upon grant. If the options are exercised, they will be converted to shares of Class F Common Stock.
(4)	On March 16, 2021, Mr. Neal Harmon was granted stock incentive options exercisable for 13,158 shares of Class A Common Stock with an option price of $3.42 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options vest in equal monthly increments over one year from the grant date. If the options are exercised, they will be converted to shares of Class F Common Stock.

(5)	On November 2, 2021, Mr. Neal Harmon was granted stock incentive options exercisable for 7,000 shares of Class A Common Stock with an option price of $8.90 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options vest in substantially equal annual increments, with a one-year cliff, over a four-year period from the grant date. If the options are exercised, they will be converted to shares of Class F Common Stock.
(6)	On October 20, 2023, Mr. Neal Harmon was granted stock incentive options exercisable for 25,448 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.
(7)	On July 22, 2024, Mr. Neal Harmon was granted stock incentive options exercisable for 4,515 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.
(8)	On September 10, 2024, Mr. Neal Harmon was granted stock incentive options exercisable for 47,422 shares of Class C Common Stock with an option price of $30.24 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.
(9)	On August 3, 2021, Mr. Jordan Harmon was granted stock incentive options exercisable for 100,000 shares of Class A Common Stock with an option price of $8.63 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options vest in substantially equal annual increments, with a one-year cliff, over a four-year period from the grant date. If the options are exercised, they will be converted to shares of Class F Common Stock.
(10)	On April 20, 2023, Mr. Jordan Harmon was granted stock incentive options exercisable for 253,880 shares of Class F Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Stock Incentive Plan. The options vest in substantially equal annual increments, with a one-year cliff, over a four-year period from the grant date.
(11)	On October 20, 2023, Mr. Jordan Harmon was granted stock incentive options exercisable for 22,924 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.
(12)	On July 22, 2024, Mr. Jordan Harmon was granted stock incentive options exercisable for 5,273 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.
(13)	On September 10, 2024, Mr. Jordan Harmon was granted stock incentive options exercisable for 78,118 shares of Class C Common Stock with an option price of $30.24 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

(14)	On September 3, 2021, Mr. Reilly was granted stock incentive options exercisable for 65,907 shares of Class A Common Stock with an option price of $8.63 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options vest in substantially equal annual increments over a four-year period from the grant date. If the options are exercised, they will be converted to shares of Class F Common Stock. As of December 31, 2024, Mr. Reilly had exercised 12,358 of these shares which were converted to Class F Common Stock.
(15)	On December 2, 2022, Mr. Reilly was granted stock incentive options exercisable for 9,800 shares of Class A Common Stock with an option price of $11.95 per share. The grant was made pursuant to the terms and conditions of the Prior Stock Incentive Plan. The options were fully vested upon grant. If the options are exercised, they will be converted to shares of Class F Common Stock.
(16)	On April 20, 2023, Mr. Reilly was granted stock incentive options exercisable for 47,736 shares of Class F Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Stock Incentive Plan. The options vest in substantially equal annual increments, with a one-year cliff, over a four-year period from the grant date.
(17)	On October 20, 2023, Mr. Reilly was granted stock incentive options exercisable for 16,259 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.
(18)	On July 22, 2024, Mr. Reilly was granted stock incentive options exercisable for 4,609 shares of Class C Common Stock with an option price of $14.18 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.
(19)	On September 10, 2024, Mr. Reilly was granted stock incentive options exercisable for 52,500 shares of Class F Common Stock with an option price of $30.24 per share. The grant was made pursuant to the terms and conditions of the Stock Incentive Plan. The options vest in substantially equal annual increments, with a one-year cliff, over a four-year period from the grant date.
(20)	On September 10, 2024, Mr. Reilly was granted stock incentive options exercisable for 50,854 shares of Class C Common Stock with an option price of $30.24 per share. The grant was made pursuant to the terms and conditions of the Performance Equity Plan. The options will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee. Our Board was responsible for the functions that would otherwise be handled by the compensation committee. Our Board conducted deliberations concerning executive officer compensation, including directors who were also executive officers. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that has served or currently serves as a member of our Board.

Director Compensation

We reimburse directors for any expenses incurred while acting in their capacity as a director, however, directors receive no compensation for their service in such capacity.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 17, 2025, by:

●	each person who is known to be the beneficial owner of more than 5.0% of any class of our Common Stock;
●	each of our named executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty days.

Unless otherwise indicated, we believe that all persons named in the table below have, or may be deemed to have, sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner	Shares of Class A Common Stock		% of Class A Common Stock (2)	Shares of Class B Common Stock	% of Class B Common Stock (2)	Shares of Class C Common Stock		% of Class C Common Stock (2)	Shares of Class F Common Stock		% of Class F Common Stock (2)	% of Common Stock (2)	% of Voting Power (3)
Directors and Named Executive Officers(1)
Neal Harmon	-		0.00%	12	0.00%	4,952		0.15%	8,731,993	(4)	89.23%	31.84%	15.94%
Jeffrey Harmon	-		0.00%	1,707	0.06%	4,920		0.15%	8,731,819	(5)	89.22%	31.84%	15.97%
Jordan Harmon	-		0.00%	1,500	0.05%	1,621		0.05%	244,295	(6)	2.50%	0.90%	0.48%
Elizabeth Ellis	-		0.00%	-	0.00%	984		0.03%	273,278	(7)	2.79%	1.00%	0.50%
Patrick Reilly	-		0.00%	100	0.00%	3,089		0.09%	216,178	(8)	2.21%	0.80%	0.40%
Paul Ahlstrom	3,925,144	(9)	34.83%	8,333	0.28%	16		0.00%	54,133	(10)	0.55%	14.53%	7.43%
Katie Liljenquist	-		0.00%	5,333	0.18%	3,306		0.10%	39,743	(11)	0.41%	0.18%	0.18%
All Company directors and named executive officers as a group (seven individuals) (19)	3,925,144		34.83%	16,985	0.57%	18,888		0.56%	9,620,384		98.30%	49.49%	25.07%
5% Holders of Combined Company Common Stock
Neal Harmon	-		0.00%	-	0.00%	-		0.00%	8,731,993	(4)	89.23%	31.82%	15.94%
Jeffrey Harmon	-		0.00%	-	0.00%	-		0.00%	8,731,819	(5)	89.22%	31.82%	15.94%
Paul Ahlstrom	3,925,144	(9)	34.83%	-	0.00%	-		0.00%	-		0.00%	14.30%	7.16%
Gigafund 1, LP 555 E. 5th Street #3127 Austin, TX 78701	3,637,047	(12)	32.27%	-	0.00%	-		0.00%	-		0.00%	13.25%	6.64%
Kickstart Seed Fund II, LP 2750 E Cottonwood Pkwy, Ste 160 Cottonwood Heights, UT 84121	1,356,304	(13)	12.03%	-	0.00%	-		0.00%	-		0.00%	4.94%	2.48%
TPP Capital Advisors, Ltd 7-5-1-405 Akasaka Minato-ku, Tokyo 107-0052 Japan	724,539	(14)	6.43%	-	0.00%	-		0.00%	-		0.00%	2.64%	1.32%
PSC Angel Studios, a series of Prosperity Solutions Capital Management, LLC 5224 Eagles View Dr Lehi, UT 84043	-		0.00%	-	0.00%	528,914	(15)	15.64%	-		0.00%	1.93%	0.19%
Ideation, LLC 6923 Lydia Lane Woodbury, MN 55125	-		0.00%	-	0.00%	352,609	(16)	10.43%	-		0.00%	1.28%	0.13%
Off the Chain, LP 10337 Los Feliz Dr. Golden Oak, FL 32836	-		0.00%	-	0.00%	330,687	(17)	9.78%	-		0.00%	1.20%	0.12%
Make Disciples Charitable Foundation 5911 N Honore Ave, Ste 104 Sarasota, FL 34243	-		0.00%	-	0.00%	211,564	(18)	6.26%	-		0.00%	0.77%	0.08%

(1)	Except as otherwise specified, the address of each beneficial owner listed is 295 W Center Street, Provo, Utah 84601.

(2)

Numbers and percentages in the table are based on 11,270,828 shares of Class A Common Stock outstanding, 3,005,416 shares of Class B Common Stock outstanding, 3,381,637 shares of Class C Common Stock outstanding and 9,786,312 shares of Class F Common Stock outstanding, in each case as of March 17, 2025, for a total of 27,444,193 shares outstanding.

(3)

Voting power is calculated as a total of votes per share divided by the total number of votes available. Class A Common Stock has five votes per share, Class B Common Stock has fifty-five votes per share, Class C Common Stock has one vote per share, and Class F Common Stock has five votes per share. Based on the total number of shares outstanding, there are a total of 273,965,217 votes available to be cast.

(4)

Includes (i) a total of 8,671,055 shares of Class F Common Stock held by Harmon Ventures, in which Mr. Neal Harmon owns a 47.49% interest and Mr. Jeffrey Harmon owns a 47.21% interest. By virtue of their collective 94.7% interest, Mr. Neal Harmon and Mr. Jeffrey Harmon share both voting and investment power over all such 8,671,055 shares of Class F Common Stock, and are each therefore considered the beneficial owner of those shares; as well as (ii) vested stock incentive options exercisable for 60,938 shares of Class F Common Stock that Mr. Neal Harmon has the right to acquire within sixty days of  March 17, 2025.

sixty
(5)

Includes (i) a total of 8,671,055 shares of Class F Common Stock held by Harmon Ventures, in which Mr. Jeffrey Harmon owns a 47.21% interest and Mr. Neal Harmon owns a 47.49% interest. By virtue of their collective 94.7% interest, Mr. Jeffrey Harmon and Mr. Neal Harmon share both voting and investment power over all such 8,671,055 shares of Class F Common Stock, and are each therefore considered the beneficial owner of those shares; as well as (ii) vested stock incentive options exercisable for 60,764 shares of Class F Common Stock that Mr. Jeffrey Harmon has the right to acquire within sixty days of March 17, 2025.

(6)

Includes (i) 119,439 shares of Class F Common Stock owned by Mr. Jordan Harmon directly, as well as (ii) vested stock incentive options exercisable for 124,856 shares of Class F Common Stock that Mr. Jordan Harmon has the right to acquire within sixty days of March 17, 2025.

sixty
(7)

Includes (i) 25,000 shares of Class F Common Stock owned by Mrs. Ellis directly, as well as (ii) vested stock incentive options exercisable for 248,278 shares of Class F Common Stock that Ms. Ellis has the right to acquire within sixty days of March 17, 2025.

(8)

Includes (i) 110,232 shares of Class F Common Stock owned by Mr. Reilly directly, as well as (ii) vested stock incentive options exercisable for 105,946 shares of Class F Common Stock that Mr. Reilly has the right to acquire within sixty days of March 17, 2025.

(9)

Includes (i) 161,363 shares of Class A Common Stock owned by Mr. Ahlstrom directly, as well as (ii) 3,193,651 shares of Class A Common Stock held by Alta Ventures Mexico Fund I, LP, of which Mr. Ahlstrom is the indirect controlling person, (iii) 8,333 shares of Class A Common Stock held by NISI Publishing, LLC, of which Mr. Ahlstrom is the indirect controlling person, and (iv) 561,797 shares of Class A Common Stock held by SPV 1, Angel Studios, a series of Alta Ventures SPV Management, LLC, of which Mr. Ahlstrom is the indirect controlling person.

(10)	Reflects vested stock incentive options exercisable for 54,133 shares of Class F Common Stock that Mr. Ahlstrom has the right to acquire within sixty days of March 17, 2025.

(11)	Reflects vested stock incentive options exercisable for 39,743 shares of Class F Common Stock that Ms. Liljenquist has the right to acquire within sixty days of March 17, 2025.

(12)	Stephen Oksoui and Luke Nosek are both managers and each have 50.0% voting and/or dispositive power with respect to all of the reported shares of Gigafund 1, LP.

3
	(13)	Gavin Christensen is the sole Manager and has 100.0% voting and/or dispositive power with respect to all of the reported shares of Kickstart Seed Fund II, LP.

(14)	Nobutaka Mutaguchi is the sole Director and has 100.0% voting and/or dispositive power.with respect to all of the reported shares of TPP Capital Advisors, Ltd.

(15)

Rob McMillen is the sole manager and has 100.0% voting and/or dispositive power with respect to all of the reported shares of PSC Angel Studios, a series of Prosperity Solutions Capital Management, LLC.

(16)	Ming Wang and David Fischer have 70.0% and 30.0%, respectively, of the voting power and/or dispositive power with respect to all of the reported shares of Ideation, LLC.

(17)	Brian Estes has sole voting power and/or dispositive power with respect to all of the reported shares of Off the Chain, LP.

8
	(18)	John Lemp and John Daniel are both co-trustees and each have 50.0% voting and/or dispositive power with respect to all of the reported shares of Make Disciples Charitable Foundation.

(19)

Percentage for all directors and named executive officers as a group is based on the combined total of all 13,581,401 shares of Class A Common Stock, Class B Common Stock, Class C Common Stock and Class F Common Stock beneficially owned by such individuals (with the 8,671,055 shares of Class F Common Stock held by Harmon Ventures and beneficially owned by each of Mr. Neal Harmon and Mr. Jeffrey Harmon counted only once for such purpose), relative to the combined total of 27,444,193 shares of Class A Common Stock, Class B Common Stock, Class C Common Stock and Class F Common Stock outstanding as of March 17, 2025 (comprised of 11,270,828 shares of Class A Common Stock outstanding, 3,005,416 shares of Class B Common Stock outstanding, 3,381,637 shares of Class C Common Stock outstanding and 9,786,312 shares of Class F Common Stock outstanding).

Item 13. Certain Relationships And Related Transactions, And Director Independence

Certain Relationships and Related Person Transactions

Promotion and Marketing Services Agreement with HB LLC

On July 23, 2021, we entered into a Promotion and Marketing Services Agreement (the “HB Marketing Agreement”) with HB LLC, in which Neal Harmon and Jeffrey Harmon own a majority interest. Fees payable to HB LLC are paid as promotion and marketing for services performed by HB LLC, are billed upon completion of the services and are calculated based on hourly rates agreed upon between HB LLC and Angel Studios that are comparable to those charged by HB LLC to other non-related customers.

For the promotion and marketing services provided by HB LLC pursuant to the HB Marketing Agreement, during the fiscal years ended December 31, 2024, 2023 and 2022, we paid HB LLC $0.5 million, $1.0 million, and $1.7 million, respectively.

Lease

In July 2021, we purchased a 50.0% interest in Fig Real Estate Holdings, LLC (“Fig LLC”) that owns the building in which we lease our office space from. Lease payments made during the period of related party ownership were $0.4 million for each of the years ended December 31, 2024, 2023 and 2022.

Investment in Affiliates

In July 2022, we purchased an 8.0% interest in the Tuttle Twins Show, LLC (“Tuttle Twins”) for $1.7 million. Daniel Harmon, one of Neal and Jeffrey Harmon’s brothers, is the President and a Director of Tuttle Twins. According to Tuttle Twins’ latest SEC Filing on Form C-AR, Daniel Harmon owns 25.9% of the outstanding voting equity of Tuttle Twins. Tuttle Twins is a family show that teaches principles of freedom, economics and constitutional values, which we stream on our platform. In August 2023, we entered into negotiations to acquire Tuttle Twins in full. While negotiations are ongoing, we committed to funding the operations of Tuttle Twins through the entirety of season four, with a maximum commitment of $9.5 million. If our acquisition of Tuttle Twins is not consummated, any amount of operational funding contributed by us to Tuttle Twins after the consummation of the proposed Business Combination will be converted into Tuttle Twins preferred units at $1.16 per share.

During the years ended December 31, 2024, 2023 and 2022, we funded $4.4 million, $0.9 million and $0.00, respectively, related to supporting operations of Tuttle Twins, which we expensed. During the years ended December 31, 2024, 2023, and 2022, total revenues recognized from Tuttle Twins was $3.3 million, $1.2 million and $0.6 million, respectively.

Loan Agreement

On February 23, 2024, we entered into a revolving P&A loan agreement (the “P&A Loan Agreement,” as amended by the first amendment to the P&A Loan Agreement, dated as of December 1, 2024, the “P&A Loan Agreement Amendment,” together with the

P&A Loan Agreement, the “Amended P&A Loan Agreement”) with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100.0% owned by our Chief Financial Officer, Patrick Reilly, and two other current employees of Angel Studios. Angel P&A was set up for the specific purpose of raising up to $15.0 million in P&A funds for Angel Studios to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 115.0% (initial investment plus a 10.0%-15.0% return, which depends on the term of the loan) of their invested amount. Angel P&A has priority on the: 1) cash receipts to Angel Studios of the particular film they invested in and shall be paid in full before any other claims, with the exception of crowdfunding P&A raised (if any) which would take first priority, from the film are paid and 2) proceeds from the receipts of all other films, net of our contractual payment obligations associated with such license or other agreements. An initial draw of $10.0 million took place in March 2024 and was paid back in June 2024 along with a 10.0% return. A draw of $2.0 million was made in July 2024 and paid back in September 2024 along with a 10.0% return. Draws totaling $8.0 million were made in December 2024, with payment of principal and related interest due in 2025. Once Angel P&A receives the repayment on these notes, the interest portion will be distributed to the institutional investors and the original investment can either remain at Angel P&A (up to $5.0 million)  for additional P&A loans needed by Angel Studios or be returned to the institutional investors until Angel Studios has further need of the funds. The commitment period between Angel P&A and Angel Studios, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. As of December 31, 2024 and 2023, $8.2 million and $0.00, respectively, of notes payable and related interest was due to Angel P&A. Neither our Chief Financial Officer nor the two other current employees of Angel Studios receive any compensation or renumeration from Angel P&A.

The foregoing description of the Amended P&A Loan Agreement is not complete and is subject to and qualified in its entirety by reference to the P&A Loan Agreement and the P&A Loan Agreement Amendment, copies of which are filed as Exhibit 10.11 and Exhibit 10.12, respectively, to this Annual Report, and the terms of which are incorporated by reference herein.

Investor Rights and Voting Agreement

On February 27, 2014, we entered into an Investor Rights and Voting Agreement (the “Investor Agreement”) with certain of our investors, including Alta Ventures Mexico Fund I, of which Paul Ahlstrom, one of our directors, is the manager. The Investor Agreement requires us to provide certain information and inspection rights, provides for confidentiality, requires the parties to vote their respective shares of Common Stock in a manner that maintains the number of directors on the board at no more than five, and further requires the parties to elect as a director an individual designated by Alta Ventures Mexico Fund I for so long as it owns at least 1,000,000 shares of our Common Stock.

Former Wholly Owned Subsidiary

In 2018, we formed VAS Portal as a wholly owned subsidiary. On January 2, 2019, we sold VAS Portal to Harmon Ventures, which is indirectly owned by our Chief Executive Officer, Mr. Neal Harmon, and two of his brothers, Messrs. Jeffrey Harmon and Daniel Harmon, for $1.00. We entered into a call option agreement with Harmon Ventures that gives us the right to purchase all of the membership interest of VAS Portal for $1.00 at any time beginning upon (i) the occurrence of the confirmation of the Reorganization Plan confirmed by the Bankruptcy Court or (ii) the termination of the Disney Litigation and the bankruptcy proceeding, and ending one year following the latest to occur of the foregoing. As part of the transaction, VAS Portal entered into a services agreement with us to provide technology services related to the creation of a website and other assets for VAS Portal.

On September 28, 2020, we exercised our call option to purchase all of the membership interest of VAS Portal from Harmon Ventures. However, we learned in 2021 that the transaction was not approved by FINRA, and as such, as of the date of this Annual Report, we have no ownership interest in VAS Portal. We still intend to move forward with the purchase of all of the membership interest of VAS Portal from Harmon Ventures as soon as it can reasonably expect to receive the necessary approval from FINRA for the transaction.

In October 2022, we lent VAS Portal $60.0 thousand in the form of a promissory note, with interest at 5.9%, on which payment was due in full on November 4, 2022. The promissory note was subsequently amended to change the maturity date to April 30, 2023. This note was paid in full in March 2023.

We are permitted to enter into transactions with, including making loans to and loan guarantees on behalf of, our directors, executive officers and their affiliates, so long as the person or persons approving the transaction on behalf of Angel Studios acts in good faith and in a manner reasonably believed to be in or not opposed to our best interests and/or those of our stockholder’s. We did not have any outstanding loans or loan guarantees with any related party as of December 31, 2024 and 2023.

Director Independence

For a description of the director independence, see “—Part III, Item 10. Directors, Executive Officers And Corporate Governance.”

Item 14. Principal Accountant Fees And Services

The following table presents the aggregate fees for professional audit services rendered for the integrated audits of our annual financial statements for the years ended December 31, 2024 and 2023, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and fees billed for other services rendered during those periods.

	2024	2023
Audit Fees (1)	$352,664	$109,797
Audit-Related Fees (2)	4,000	—
Tax Fees (3)	171,672	80,632
All Other Fees	—	115,062
	$528,336	$305,491

(1)	Audit fees consist of services rendered for the audit of our annual financial statements and other financial disclosures, audit of our internal control over financial reporting, review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, consents issued related to registration statements and issuance of comfort letters.
(2)	Audit-related fees represent professional fees for accounting consultation and other attest engagements.
(3)	Tax fees represent professional services rendered for tax compliance, tax advice and tax planning.

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1)	Consolidated Financial Statements

(2)   Consolidated Financial Statement Schedules:

The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page F-1

(3)  Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

(b)  Exhibits:

Exhibit Number	Exhibit Description

2.1

Joint Plan of Reorganization of Trustee and Studios under Chapter 11 of the Bankruptcy Code, dated August 28, 2020, incorporated by reference to Exhibit 1.2 of the Company’s Form 1-U filed on September 15, 2020

2.2+

Agreement and Plan of Merger, dated September 11, 2024, by and among Southport Acquisition Corporation, Sigma Merger Sub, Inc. and Angel Studios, Inc., incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K/A on September 11, 2024

2.3

Amendment No. 1 to Agreement and Plan of Merger, dated February 14, 2025, by and among Southport Acquisition Corporation, Sigma Merger Sub, Inc. and Angel Studios, Inc., incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K on February 18, 2025

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

4.3*	Description of Securities
10.1	Settlement Agreement, dated August 26, 2020, incorporated by reference to Exhibit 1.3 of the Company’s Form 1-U filed on September 15, 2020
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
10.5

Promissory Note and Security Agreement between Angel Studios, Inc. and VidAngel Entertainment, LLC, dated March 1, 2021, incorporated by reference to Exhibit 6.6 of the Company’s Form 1-K filed on April 28, 2023

10.6

Sponsors Support Agreement, dated September 11, 2024, by and among Southport Acquisition Sponsor LLC, Southport Acquisition Corporation and Angel Studios, Inc., incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K/A on September 11, 2024

10.7

Stockholder Support Agreement, dated September 11, 2024, by and among Southport Acquisition Corporation, Angel Studios, Inc. and the persons set forth on Schedule I thereto., incorporated by reference to Exhibit 10.2 on the Company’s Form 8-K/A on September 11, 2024

10.8

Broker-Dealer Onboarding Agent Agreement by and between Rialto Markets LLC and Angel Studios, Inc. dated May 21, 2024, incorporated by reference to Exhibit 1.1 of the Company’s Form 1-A filed on June 20, 2024

10.9	Form of Escrow Agreement by and between North Capital Private Securities Corporation and Angel Studios, Inc., incorporated by reference to Exhibit 1.2 of the Company’s Form 1-A filed on June 20, 2024
10.10	Subscription Agreement, incorporated by reference to Exhibit 4.1 of the Company’s amended Form 1-A filed on August 9, 2024
10.11*	P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated February 23, 2024
10.12*	Amendment to P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated December 1, 2024
21.1*	List of Significant Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
+

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGEL STUDIOS, INC.

DATE: March 28, 2025	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Neal Harmon	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2025
Neal Harmon
/s/ Patrick Reilly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2025
Patrick Reilly
/s/ Paul Ahlstrom	Director	March 28, 2025
Paul Ahlstrom
/s/ Katie Liljenquist	Director	March 28, 2025
Katie Liljenquist

ANGEL STUDIOS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Angel Studios, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Angel Studios, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Going Concern

As described in Note 1 to the financial statements, the Company has incurred net losses, has a net working capital deficiency, and negative operating cash flows. These factors initially cast doubt on the Company’s ability to continue as a going concern. The determination of whether the Company will be able to meet its obligations one year from the issuance of these financial statements is inherently judgmental and subjective. Management has considered both quantitative and qualitative information and has determined that there are other conditions or events known or reasonably knowable through the date of issuance of these financial statements that, in combination with management’s plans, indicate substantial doubt to be alleviated.

As the Company’s ability to continue as a going concern involves a high degree of estimation uncertainty, we performed the following procedures among others:

●	We assessed whether there were other conditions or events present that would cause further substantial doubt about the Company’s ability to continue as a going concern.

●	We considered whether the financial statements contained all relevant disclosures as required by generally accepted accounting principles in the United States.

●	We reviewed and evaluated management’s assessment of the conditions or events known or reasonably knowable through the date of issuance of the financial statements and the plans to alleviate substantial doubt.

/s/ TANNER LLC

We have served as the Company’s auditor since 2016

Salt Lake City, Utah

March 28, 2025

ANGEL STUDIOS, INC.

Consolidated Balance Sheets

	As of
	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,211,826	$25,201,425
Accounts receivable, net	16,234,301	24,140,903
Current portion of licensing receivables, net	8,785,636	7,851,505
Physical media inventory	1,711,638	2,843,681
Current portion of notes receivable	747,282	707,508
Loan guarantee receivable	9,112,500	—
Prepaid expenses and other	9,146,017	4,316,577
Total current assets	52,949,200	65,061,599

Licensing receivables, net	12,074,629	11,279,260
Notes receivable, net of current portion	4,235,344	4,502,079
Property and equipment, net	778,927	1,212,056
Content, net	1,710,866	1,389,588
Intangible assets, net	1,917,155	1,987,190
Digital assets	12,457,387	2,961,790
Investments in affiliates	9,066,137	4,503,153
Operating lease right-of-use assets	2,744,693	1,286,237
Other long-term assets	589,924	4,075,243
Total assets	$98,524,262	$98,258,195

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,929,482	$3,169,248
Accrued expenses	13,074,655	6,297,230
Current portion of accrued licensing royalties	15,362,400	25,958,085
Notes payable	11,455,940	4,160,277
Current portion of operating lease liabilities	673,295	364,633
Deferred revenue	22,171,808	3,920,648
Loan guarantee payable	9,112,500	—
Current portion of accrued settlement costs	280,238	253,882
Total current liabilities	80,060,318	44,124,003

Accrued settlement costs, net of current portion	4,091,733	4,371,972
Accrued licensing royalties, long-term	8,367,099	9,125,409
Operating lease liabilities, net of current portion	2,153,463	961,151
Total liabilities	$94,672,613	$58,582,535

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 85,000,000 shares authorized; 26,987,787 and 24,991,329 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	$26,987	$24,991
Additional paid-in capital	95,472,458	49,875,530
Noncontrolling interests	8,222,953	(151,670)
Accumulated deficit	(99,870,749)	(10,073,191)
Total stockholders’ equity	3,851,649	39,675,660
Total liabilities and stockholders’ equity	$98,524,262	$98,258,195

See accompanying notes to the consolidated financial statements

ANGEL STUDIOS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
Revenue:
Licensed content and other revenue	$88,691,769	$167,150,134	$41,536,516
Pay it Forward revenue	7,824,670	35,287,182	33,980,046
Total revenue	96,516,439	202,437,316	75,516,562

Operating expenses:
Cost of revenues	42,066,179	86,032,540	40,392,001
Selling and marketing	95,210,452	74,181,413	19,257,984
General and administrative	22,283,772	18,121,437	12,049,547
Research and development	14,364,827	13,905,426	12,345,518
Legal expense	10,832,877	2,038,974	802,044
Net loss (gain) on digital assets	(1,683,946)	4,000	5,065,413
Total operating expenses	183,074,161	194,283,790	89,912,507
Operating income (loss)	(86,557,722)	8,153,526	(14,395,945)

Other income (expense):
Interest expense	(2,366,014)	(3,657,958)	(694,374)
Interest income	3,490,743	1,819,121	614,426
Impairment of investment in affiliates	(1,000,000)	—	—
Total other income (expense), net	124,729	(1,838,837)	(79,948)
Income (loss) before income tax expense (benefit)	(86,432,993)	6,314,689	(14,475,893)
Income tax expense (benefit)	3,534,602	(2,697,435)	(765,185)
Net income (loss)	$(89,967,595)	$9,012,124	$(13,710,708)

Net income (loss) attributable to noncontrolling interests	(172,101)	(151,670)	—
Net income (loss) attributable to controlling interests	$(89,795,494)	$9,163,794	$(13,710,708)

Net income (loss) per common share - basic	$(3.482)	$0.370	$(0.565)
Net income (loss) per common share - diluted	$(3.482)	$0.353	$(0.565)

Weighted average common shares outstanding - basic	25,791,117	24,775,858	24,264,683
Weighted average common shares outstanding - diluted	25,791,117	25,929,246	24,264,683

See accompanying notes to the consolidated financial statements

ANGEL STUDIOS, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of January 1, 2022	20,842,227	20,842	3,349,017	3,349	508,420	508	—	—	39,538,876	(5,187,312)	—	$34,376,263
Stock options exercised	77,012	77	—	—	—	—	—	—	258,778	—	—	258,855
Transfer of Common Stock	(9,912,072)	(9,912)	—	—	—	—	9,912,072	9,912	—	—	—	—
Repurchase of Common Stock	(48,002)	(48)	—	—	(456,364)	(456)	—	—	(85,684)	(341,029)	—	(427,217)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,503,969	—	—	1,503,969
Net loss	—	—	—	—	—	—	—	—	—	(13,710,708)	—	(13,710,708)
Balance as of December 31, 2022	10,959,165	$10,959	3,349,017	$3,349	52,056	$52	9,912,072	$9,912	$41,215,939	$(19,239,049)	$—	$22,001,162
Stock options exercised	—	—	—	—	—	—	197,656	198	235,528	—	—	235,726
Issuance of Common Stock, net of fees	—	—	—	—	528,914	529	—	—	7,499,472	—	—	7,500,001
Transfer of Common Stock	(20,000)	(20)	(2,630)	(3)	317,346	318	(294,716)	(295)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	—	(7,551)	(8)	(107,065)	—	—	(107,073)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,031,656	—	—	1,031,656
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	2,064	—	2,064
Net income (loss)	—	—	—	—	—	—	—	—	—	9,163,794	(151,670)	9,012,124
Balance as of December 31, 2023	10,939,165	$10,939	3,346,387	$3,346	898,316	$899	9,807,461	$9,807	$49,875,530	$(10,073,191)	$(151,670)	$39,675,660
Stock options exercised	—	—	—	—	—	—	197,966	198	619,039	—	—	619,237
Issuance of Common Stock, net of fees	—	—	(29)	—	1,831,008	1,831	—	—	42,042,560	—	—	42,044,391
Transfer of Common Stock	331,663	332	(340,942)	(341)	231,583	231	(222,304)	(222)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	(10,672)	(11)	(21,815)	(22)	(706,611)	—	—	(706,644)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,641,940	—	—	3,641,940
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	8,546,724	8,546,724
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(2,064)	—	(2,064)
Net loss	—	—	—	—	—	—	—	—	—	(89,795,494)	(172,101)	(89,967,595)
Balance as of December 31, 2024	11,270,828	$11,271	3,005,416	$3,005	2,950,235	$2,950	9,761,308	$9,761	$95,472,458	$(99,870,749)	$8,222,953	$3,851,649

See accompanying notes to the consolidated financial statements

ANGEL STUDIOS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(89,967,595)	$9,012,124	$(13,710,708)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,004,823	916,945	665,920
Amortization of operating lease assets	678,806	666,653	453,996
Stock-based compensation expense	3,641,940	1,031,656	1,503,969
Net loss (gain) on digital assets	(1,683,946)	4,000	5,065,413
Impairment of investment in affiliates	1,000,000	—	—
Investments in affiliates gain	(67,608)	(9,364)	(67,608)
Non-cash interest expense	—	305,271	—
Bad debt expense	204,151	2,392,342	—
Change in deferred income taxes	4,000,319	37,611	(434,946)
Change in operating assets and liabilities:
Accounts receivable	7,702,451	(19,343,719)	3,251,012
Physical media inventory	1,132,043	(2,343,001)	1,369,233
Prepaid expenses and other current assets	(4,829,440)	(2,696,030)	2,056,587
Certificate of deposit	—	154,187	(1,914)
Licensing receivables	(1,729,500)	(19,130,765)	—
Content	(519,143)	(313,855)	(504,609)
Other long-term assets	(515,000)	(4,000,319)	—
Accounts payable and accrued expenses	13,455,520	4,751,709	(12,931,847)
Accrued licensing royalties	(11,353,995)	31,847,030	3,094,538
Operating lease liabilities	(636,288)	(657,296)	(423,806)
Deferred revenue	18,251,160	3,287,013	(1,048,481)
Net cash and cash equivalents provided by (used in) operating activities	(60,231,302)	5,912,192	(11,663,251)

Cash flows from investing activities:
Purchases of property and equipment	(303,793)	(572,463)	(1,135,362)
Issuance of notes receivable	(1,865,603)	(3,366,462)	(3,392,877)
Collections of notes receivable	2,092,564	5,090,166	2,779,320
Purchase of digital assets	(624,644)	(118,965)	—
Sale of digital assets	2,287,978	—	—
Investments in affiliates	(5,495,376)	(1,720,390)	(1,747,980)
Net cash and cash equivalents used in investing activities	(3,908,874)	(688,114)	(3,496,899)

Cash flows from financing activities:
Repayment of notes payable	(18,626,081)	(26,981,122)	(208,373)
Receipt of notes payable	23,750,000	28,911,394	2,000,000
Exercise of stock options	619,237	235,726	258,855
Issuance of common stock	32,818,130	7,500,001	—
Investments in minority owned entities	8,800,000	—	—
Fees related to issuance of common stock and minority interest	(502,000)	—	—
Repurchase of common stock	(706,645)	(107,073)	(427,217)
Debt financing fees	—	(305,271)	—
Net cash and cash equivalents provided by financing activities	46,152,641	9,253,655	1,623,265

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(2,064)	2,064	—

Net increase (decrease) in cash and cash equivalents	(17,989,599)	14,479,797	(13,536,885)

Cash and cash equivalents at beginning of period	25,201,425	10,721,628	24,258,513

Cash and cash equivalents at end of period	$7,211,826	$25,201,425	$10,721,628

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,371,370	$3,586,937	$498,769
Cash paid for income taxes	$1,375,433	$22,208	$(2,078,744)

Supplemental schedule of noncash financing activities:
Investment of bitcoin for issuance of common stock	$9,474,985	$—	$—
Operating lease right-of-use assets and liabilities	$2,137,262	$—	$2,406,886

See accompanying notes to the consolidated financial statements

Angel Studios, Inc.

Notes to Consolidated Financial Statements

The financial information presented in these financial statements is and should be read in conjunction with the entity’s latest annual audited financial statements. Interim disclosures generally do not repeat those in the annual statements.

1.Description of Organization and Summary of Significant Accounting Policies

Organization

The company comprises Angel Studios, Inc. and its subsidiaries and affiliates (collectively, the “Company”). The Company was originally organized as a Utah limited liability company on November 13, 2013. On February 7, 2014, the entity converted to a Delaware corporation. The Company’s mission is to share stories with the world that amplify light. This is done by aligning the Company’s interests with those of the creators and the audience and utilizing the wisdom of crowds to help guide decisions on the content that gets created.

Proposed Businesss Combination

The Merger

On September 11, 2024, Southport Acquisition Corporation, a Delaware corporation (“Southport”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Southport, Sigma Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Southport (“Merger Sub”), and the Company.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur: (1) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Southport (the “Merger or Business Combination”); (2) at the Closing, all of the outstanding capital stock of the Company (other than shares subject to Company options, shares held in treasury and any dissenting shares) will be converted into the right to receive shares of common stock, par value $0.0001 per share, of Southport (“Southport Common Stock”), in an aggregate amount equal to (x) $1.5 billion plus the aggregate gross proceeds of any capital raised by the Company prior to the Closing, divided by (y) $10.00; (3) at the Closing, all of the outstanding options to acquire capital stock of the Company will be converted into comparable options to acquire shares of Southport Common Stock (subject to appropriate adjustments to the number of shares of Southport Common Stock underlying such options and the exercise price of such options); (4) subject to the approval of the holders of Southport’s public warrants, Southport will amend its public warrants so that, immediately prior to the Closing, each of the issued and outstanding Southport public warrants automatically will convert into 0.1 newly issued share of Southport class A common stock and such warrants will cease to be outstanding (the “Warrant Conversion”); and (5) at the Closing, Southport will be renamed “Angel Studios, Inc.”

The board of directors of Southport has unanimously (i) approved and declared advisable the Merger Agreement and the Merger and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Southport.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on December 5, 2024, (ii) the absence of any law or injunction prohibiting the consummation of the Merger, (iii) the effectiveness of the registration statement on Form S-4 to be filed by Southport in connection with the transaction, (iv) the approval of the Merger Agreement and the transactions contemplated thereby by the respective stockholders of Southport and the Company, (v) the approval by Southport’s stockholders of an extension to Southport’s deadline to consummate a business combination to September 30, 2025, which approval was obtained on November 13, 2024, (vi) the receipt of approval for listing on the New York Stock Exchange or the Nasdaq Stock Market (or any other nationally recognized stock exchange in the United States as may be agreed by the Company and Southport) of the Southport class A common stock (including shares issued in the transaction), (vii) Southport having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) upon the Closing, (viii) the performance in all material respects of the respective covenants of

Southport and the Company to be performed as of or prior to the Closing, including with respect to Southport, the covenant with respect to the warrantholder approval and (ix) the representations and warranties of Southport and the Company remaining accurate (to such standards described in the Merger Agreement) as of the effective time of the Merger.

Each party’s obligations to consummate the Merger are also conditioned upon the accuracy of the other party’s representations and warranties, subject to customary materiality and material adverse effect qualifiers, and the performance in all material respects by the other party of its covenants in the Merger Agreement to be performed as of or prior to the Closing.

The Merger Agreement contains customary representations and warranties by Southport, Merger Sub and the Company. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

The Merger Agreement may be terminated at any time prior to the Closing (i) by written consent of Southport and the Company, (ii) by either the Company or Southport, if certain approvals of the stockholders of Southport or the Company, to the extent required under the Merger Agreement, are not obtained as set forth therein, (iii) by the Company, if there is a Modification in Recommendation (as defined in the Merger Agreement), or by Southport, if there is a Company Modification in Recommendation (as defined in the Merger Agreement), and (iv) by either Southport or the Company in certain other circumstances set forth in the Merger Agreement, including (a) if any governmental authority shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (b) in the event of certain uncured material breaches by the other party or (c) if the Closing has not occurred on or before September 30, 2025.

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

Lock-Up Agreement

The Merger Agreement contemplates that, at the Closing, Southport and the Key Holders (as defined in the Merger Agreement) will enter into a Lock-Up Agreement (the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to shares of Southport Common Stock held by the Key Holders immediately following the Closing (other than shares purchased in the public market after the Closing) and the shares of Southport Common Stock issued to directors and executive officers of the combined company upon settlement or exercise of stock options or other equity awards outstanding as of immediately following the Closing in respect of awards of the Company outstanding immediately prior to the Closing (the “Lock-Up Shares”). Such restrictions begin at the Closing and end on the earlier of (i) one year after the Closing and (ii) (a) for 33.0% of the Lock-Up Shares, the date on which the last reported sale price of Southport Common Stock equals or exceeds $12.50 per share for any 20 trading days within any thirty-trading day period commencing at least thirty days after the Closing and (b) for an additional 50.0% of the Lock-up Shares, the date on which the last reported sale price of Southport Common Stock equals or exceeds $15.00 per share for any twenty trading days within any thirty-trading day period commencing at least thirty days after the Closing.

The foregoing descriptions of the Merger Agreement, the Sponsor Support Agreement and the Angel Studios Stockholder Support Agreement, and the transactions and documents contemplated thereby (including, without limitation, the Registration Rights Agreement and the Lock-Up Agreement), are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, the Sponsor Support Agreement and the Angel Studios Stockholder Support Agreement, copies of which were filed with a Current Report on Form 8-K/A on September 11, 2024, as Exhibit 2.1, Exhibit 10.1 and Exhibit 10.2, respectively, and the terms of which are incorporated by reference herein.

Amendment to Agreement and Plan of Merger

On February 14, 2025, Southport, the Company and Merger Sub entered into the Amendment No. 1 to Agreement and Plan of Merger (the “Merger Agreement Amendment”), which amends the Merger Agreement to make the following adjustments:

1.Remove the closing condition requiring Southport to have at least $5,000,001 of net tangible assets upon the Closing;

2.Amend the definition of “Acquiror Expense Cap” in the Merger agreement to increase the amount of expenses from an amount equal to (a) $11,000,000 minus (b) the aggregate amount of reasonable and documented Transaction Expenses; provided that the amount in clause (b) shall not exceed $3,500,000; to an amount equal to (a) $11,415,000 minus (b) the aggregate amount of reasonable and documented Transaction Expenses; provided that the amount in clause (b) shall not exceed $3,863,342;

3.Amend the definition of “Transaction Expenses” in the Merger Agreement to include costs and expenses related to the preparation, filing and distribution of the Joint Proxy Statement/Registration Statement and other Company SEC filings; and

4.Amend the provision regarding expense statements to increase the amount of expenses from $11,000,000 to $11,415,000.

The Merger Agreement Amendment was filed with a Current Report on Form 8-K on February 18, 2025, as Exhibit 2.1, and is incorporated herein by reference.

The Merger Agreement, the Merger Agreement Amendment, the Sponsor Support Agreement and the Angel Studios Stockholder Support Agreement and the other documents related thereto (collectively, the “Transaction Documents”) have been included to provide investors with information regarding their terms. They are not intended to provideany other factual information about the Company, Southport or their respective affiliates. The representations, warranties, covenants and agreements contained in the Transaction Documents were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Transaction Documents and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Transaction Documents instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Transaction Documents and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the applicable dates of the Transaction Documents, which subsequent information may or may not befully reflected in the Company’s public disclosures.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

As comprehensive income equals net income, separate statements of comprehensive income were not included in the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Angel Studios, Inc. and its majority-owned and controlled subsidiaries and affiliates. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated.

All significant intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Regularly, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Concentrations of Credit Risk

The Company’s cash is held in non-interest-bearing and interest-bearing accounts that may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank (SVB), where the Company held a portion of its cash and cash equivalents. The Federal Reserve subsequently announced that account holders would be made whole, and the Company once again received access to all of its cash and cash equivalents. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that the Company may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on the Company’s ability to pay its operational expenses or make other payments, which could adversely affect the business.

Major vendors are defined as those vendors having expenditures made by the Company which exceed 10.0% of the Company’s total cost of revenues. Concentrations of vendors were as follows for the years ended December 31:

	2024	2023	2022
Vendor A	*	35%	41%
Vendor B	26%	22%	*
Vendor C	*	21%	*

Major customers are defined as those customers generating revenues for the Company which exceed 10.0% of the Company’s total recognized revenues. Concentrations of customers were as follows for the years ended December 31:

	2024	2023	2022
Customer A	*	12%	*

Major concentrations of customers with licensing receivables are defined as those customers with a licensing receivables balances for the Company which exceed 10.0% of the Company’s outstanding licensing receivables. Concentrations of customers with licensing receivables balance were as follows for the years ended December 31:

	2024	2023	2022
Customer B	100%	100%	*

*Vendors and customers that did not exceed the 10.0% concentration threshold.

Digital Assets

In 2021, the Company saw a need to further diversify and maximize returns on cash balances that are not required to maintain adequate operating liquidity. As such, the Company implemented a policy that would allow for the investment in bitcoin (digital assets) under this policy. The Company believes their bitcoin holdings are highly liquid. However, digital assets may be subject to volatile market prices, which may be unfavorable at the time when the Company wants or needs to liquidate them. The Company has ownership of and control over their digital assets and may use third-party custodial services to secure it. The Company will record an impairment of the digital asset during the reporting period if the fair value drops below the cost basis of the digital assets. The Company recorded an impairment of $3.0 thousand, $4.0 thousand and $5.1 million on the digital assets during the years ended December 31, 2024, 2023 and 2022, respectively.

The Company sold bitcoin holdings with a total book value of $0.6 million for a net gain of $1.7 million during the year ended December 31, 2024. No bitcoin holdings were sold during the years ended December 31, 2023 and 2022.

Liquidity

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these consolidated financial statements. For the year ended December 31, 2024, the Company incurred a net loss of approximately $90.0 million and used cash in operating activities of approximately $60.2 million. The Company had an accumulated deficit of approximately $99.9 million as of December 31, 2024. A significant portion of the net loss for the year ended December 31, 2024, was due to a one-time contractual commitment for marketing spend on a theatrical release, legal expenses related to unfavorable outcome of arbitration and increased marketing expenses to grow Angel Guild memberships. Management does not anticipate the same level of marketing spend as a percentage of revenue for future theatrical releases. The content license agreement with The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”) dated October 18, 2022 (the “Chosen Agreement”), which has generated significant past revenues, was canceled during the quarter ended June 30, 2024. Management anticipates that the Company will continue to incur operating losses and use cash in operating activities in 2025.

Management is working to increase revenues through the growth of Angel Guild memberships, the Company’s pipeline of theatrical releases in 2025 and additional streaming agreements. The Company finances marketing activities for theatrical releases through P&A loan agreements with individual and institutional investors. Additionally, the Company has raised capital through the sale of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), Class B common stock, par value $0.001 per share (“Class B Common Stock”), Class C common stock, par value $0.001 per share (the “Class C Common Stock”) and Class F common stock, par value $0.001 per share (the “Class F Common Stock,” and together with the Class A Common Stock, Class B Common Stock and Class C Common Stock, the “Common Stock”), generating approximately $32.8 million of cash and $9.5 million in bitcoin during the year ended December 31, 2024, $7.5 million of cash during the year ended December 31, 2023 and $0.00 during the year ended December 31, 2022. From January 1, 2025, through the date of this filing, the Company has 1) grown from 551,893 to over one million Angel Guild paying members, generating approximately $39.5 million in cash from Angel Guild paid memberships, 2) raised $14.1 million through the sale of Common Stock and 3) secured $22.9 million in debt financing. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and Common Stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling Common Stock on acceptable terms proves challenging, the Company can reduce our spend on marketing of the Angel Guild, which could materially affect our growth, our financial condition and/or our ability to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. As of December 31, 2024 and 2023, these cash equivalents consisted of treasury securities and totaled $0.00 and $4.7 million, respectively.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of December 31, 2024, the allowance for doubtful accounts receivable was $0.4 million, which included a reserve of $0.2 million related to receivables from theatrical distribution. As of December 31, 2023 and 2022, the Company’s allowance for doubtful accounts receivable was $0.3 million and $0.00, respectively.

Licensing Receivables

Licensing receivables consist of amounts due from customers under the Company’s multi-year content licensing arrangements. These receivables arise from the licensing of content to third parties, typically over terms ranging from several months to up to ten years, with an average duration of around three years.

For licensing arrangements where payments are due over a longer period, the Company assesses the need to recognize a significant financing component when the expected time between the satisfaction of the Company’s performance obligations and the receipt of payment exceeds one year. In such cases, the licensing receivable is recorded at the present value of the future payments, discounted at a rate reflective of a separate financing transaction between the Company and the customer at contract inception. When no significant financing component is deemed to be present (e.g., when payments are expected within one year), the receivable is recorded at the transaction price, without adjustment for the time value of money.

The Company monitors licensing receivables for collectability and assesses for credit risk at each reporting period. Any expected credit losses are recognized in accordance with the Company's allowance for doubtful accounts policy.

Physical Media Inventory

Physical media inventory consists of apparel, DVDs, Blu-rays, books and other merchandise purchased for resale, related to content the Company is distributing. Physical media inventory is recorded at average cost. The Company periodically reviews the physical media inventory for excess supply, obsolescence, and valuations above estimated realization amounts and provides a reserve to cover these items. Management determined that no reserve for physical media inventory was necessary as of December 31, 2024, 2023 and 2022.

Prepaid Expenses and Other

Prepaid expenses primarily represent payments made in advance for services and goods to be received in future periods. These include but are not limited to prepayments for insurance, software, rent, fees and future advertising. As the benefits are consumed or utilized, the prepaid assets are recognized as expenses on the consolidated statements of operations.

Other assets may include royalty advances, deposits and interest receivable. The Company also capitalizes expenses related to its proposed Business Combination with Southport. As of December 31, 2024, the balance of prepaid expenses related to the proposed Business Combination was $2.6 million.

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

Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in the consolidated statements of operations.

Content

The Company produces content for Dry Bar Comedy shows that are recorded and streamed through various channels. The Company capitalizes costs associated with the production, including development costs, direct costs, and production overhead. The Company amortizes the content assets in cost of revenues on the consolidated statements of operations over the period of use, which is estimated to be ten years, beginning with the month of first availability. The amortization is calculated using the straight-line method.

Intangible Assets

Intangible assets consist of domain names the Company has acquired and are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated economic useful lives of the domain names of approximately thirty years.

Impairment of Long-Lived Assets

Except for the digital assets write-down mentioned previously, no other significant write-downs occurred during the years ended December 31, 2024 and 2023.

Investments in Affiliates

Investments in affiliates represent the Company’s investments in noncontrolling interests. The Company’s investments where the Company has significant influence, but does not control, and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements. The Company’s investments where the Company has little or no influence and which the Company is not the primary beneficiary, are recorded under the cost method of accounting in the accompanying consolidated financial statements.

Under the equity method, the Company’s investments are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings is recognized based on the Company’s ownership interest in the earnings of the VIE. Under the cost method, the Company’s investments are stated at cost and will be reduced by any distributions received.

Notes Receivable

The Company enters into various notes receivables with filmmakers for marketing and other purposes. The Company records its notes receivable based on actual amounts loaned or paid for on behalf of the filmmaker. The Company also has a note receivable from the disposition of a business in 2021. The Company establishes specific reserves for those customer accounts identified with collection problems due to insolvency or other issues. The Company’s notes receivable are considered past due when payment has not been received within thirty days of the due date. The amounts of the specific reserves are estimated by management based on various assumptions including the customer’s financial position, age of the receivables and changes in payment schedules and histories.

Notes receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0.00 as of December 31, 2024 and 2023, respectively.

Other Long-term Assets

Other long-term assets mainly consist of security deposits that will be held for longer than one year and are recorded at fair value when paid and deferred tax assets. Any impairment in the other long-term assets will be recognized on the consolidated statements of operations.

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

Deferred Revenue

Deferred revenue represents payments received in advance of the Company fulfilling its performance obligations under various arrangements, including Angel Guild memberships, content licensing, Pay it Forward payments for theatrical releases, theatrical ticket presales and other deferred revenue. The Company recognizes deferred revenue when cash is received before the related revenue recognition criteria are met, and such amounts are recognized as revenue when the related performance obligations are satisfied.

Angel Guild Memberships

Angel Guild membership fees, which include both standard and premium membership options, are recorded as deferred revenue when received. As of December 31, 2024, 2023 and 2022, the Company had $19.8 million, $2.9 million and $0.00, respectively, of deferred revenue related to Angel Guild memberships. These amounts are expected to be recognized as revenue over the membership period, primarily within the next twelve months.

Content Licensing

For certain content licensing arrangements, the Company recognizes deferred revenue when payment is received in advance of delivering the content or when performance obligations related to the licensing arrangement have not yet been satisfied. Revenue is recognized as content is delivered and the customer can begin exploiting the content, or, in the case of usage-based royalties, when the sale or usage occurs. As of December 31, 2024, 2023 and 2022, the Company had $0.00, $0.1 million and $0.4 million, respectively, of deferred revenue related to content licensing arrangements.

Pay it Forward

The Company receives Pay it Forward payments, which are used to offset the costs of free or discounted theatrical tickets provided to others. Pay it Forward payments in excess of ticket redemption expenses are initially recorded as deferred revenue. Revenue is recognized as Pay it Forward payments are redeemed for tickets or when it is determined that future ticket redemptions will be less than the deferred revenue balance. As of December 31, 2024, 2023 and 2022, the Company had $0.4 million, $0.9 million and $0.00, respectively, of deferred revenue related to Pay it Forward payments, which is expected to be redeemed or recognized as revenue within the next 12 months.

Theatrical Ticket Presales

The Company records deferred revenue related to theatrical ticket presales, which represent payments received in advance of scheduled theatrical releases. Revenue is recognized when the related theatrical releases occur. As of December 31, 2024, 2023 and 2022, the Company had $1.0 million, $0.00 and $0.00, respectively, of deferred revenue related to these presales.

Other Deferred Revenue

As of December 31, 2024, 2023 and 2022, the Company had an additional $1.0 million, $0.00 and $0.2 million, respectively, in deferred revenue from various other types of contractual arrangements. These amounts will be recognized as revenue when the performance obligations are satisfied, primarily within the next twelve months.

Deferred Financing Costs and Note Discount

Our distribution clients utilize the services of VAS Portal, LLC d/b/a Angel Funding (“VAS Portal”), a Securities and Exchange Commission (“SEC”) registered Funding Portal (SEC File No. 7-165) and a member of the Financial Industry Regulation Authority (“FINRA”), to facilitate crowdfunding of their projects by Angel Investors via what is referred to as the “Angel Funding Portal.” VAS Portal is operated independent of the Company.

For Funds raised through the VAS Portal, VAS Portal typically receives a fee of 6.0% of total funds raised for their services. The Company utilized the services of VAS Portal to raise prints and advertising (“P&A”) funds during the year ended December 31, 2024 and 2023. Funds raised by the Company through the VAS Portal are accounted for as a note discount and are amortized to interest expense over the term of the underlying instrument using the effective interest method. For additional information, see “Note 6. Notes Payable.”

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

	For the year ended December 31,
	2024	2023	2022
Angel Guild	$35,646,375	$2,940,290	$—
Theatrical	29,445,641	106,838,828	4,720,674
Content licensing	16,588,700	38,687,753	11,924,036
Merchandise	5,808,750	18,020,076	23,609,414
Pay it Forward	5,610,677	31,856,327	33,980,046
Theatrical Pay it Forward	2,213,993	3,430,855	—
Other	1,202,303	663,187	1,282,392
Total Revenue	$96,516,439	$202,437,316	$75,516,562

Angel Guild Revenue

The Angel Guild is a paid membership that gives certain benefits, such as early access to certain content and the ability to vote on future content. Premium memberships receive additional benefits, such as complimentary theatrical tickets and merchandise discounts. Members have the option to pay either on a monthly or annual basis. The payments for memberships are initially recorded as deferred revenue and allocated to three different performance obligations: 1) memberships – recognized on a straight-line basis over the membership period, 2) complimentary theatrical tickets – allocated only in periods of theatrical releases by the Company and recognized as tickets are redeemed during the month of membership and 3) merchandise – recognized as the benefit is used.

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

Sales or usage based royalties represent amounts due to us based on the “sale” or “usage” of the Company’s content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. The actual amounts due to the Company under these arrangements are typically not reported to the Company until several months after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While the Company believes these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than the Company’s estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the December 31, 2024 and 2023 periods have been immaterial.

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

Content licensing arrangements can last between several months to up to ten years. The typical period ranges around three years.

Merchandise Revenue

The Company has partnered with creators to distribute the creators’ licensed original content and related merchandise. Merchandise revenue represents apparel, DVDs, Blu-rays, books and other intellectual property. Revenue is recognized upon shipment of the merchandise and is recognized at a point in time, when physically shipped.

Pay it Forward Revenue

Pay it Forward revenue consists of payments made from customers who want to keep the Company’s content free to general users and help create future episodes and seasons of their favorite shows. Pay it Forward revenues are reported as Pay it Forward revenue in the consolidated statements of operations in accordance with ASC Topic 958, Not-for-Profit Entities.

Theatrical Pay it Forward Revenue

The Company also collects Pay it Forward payments for the Company’s upcoming or current theatrical releases. These collections are used to offset the cost the Company incurs to purchase free or discounted tickets, (“ticket redemption expenses”), for people who may not have otherwise been able to watch the film. If total theatrical Pay it Forward payments are in excess of total ticket redemption expenses, the excess amount will initially be included on the Company’s consolidated financial statements as deferred revenue. Deferred revenue will be recognized as Pay it Forward revenue during a reporting period if future ticket redemption expenses are expected to be less than the deferred revenue balance.

Other Revenue

Other revenue consists of tickets to Dry Bar Comedy shows and other events, concession sales, general and administrative management fees and in-app advertising. Other revenue is recognized when the services are performed or when the event takes place.

The following table presents the Company’s revenue recognized over time or at a point in time (as previously described) for the years ended December 31:

	2024	2023	2022
Point in time revenue	$60,002,166	$198,201,716	$73,927,248
Over time revenue	36,514,273	4,235,600	1,589,314
Total revenue	$96,516,439	$202,437,316	$75,516,562

The Company does not disclose revenue by geography as it is impracticable to do so. The Company’s business operations involve complex, interconnected revenue streams that are not easily attributable to specific geographic regions. Revenue is often generated through multi-region engagements, global contracts and shared operational resources, making geographic segmentation inaccurate or misleading. As a result, providing such information would not reflect the true nature of the Company’s business and could lead to misinterpretation.

Cost of Revenues

Cost of revenues represents the direct costs incurred by the Company in generating its revenue. These costs include expenses directly associated with the goods or services sold during the reporting period. Cost of revenues is recognized in the consolidated statements of operations in the period in which the related revenue is recognized, following the matching principle.

Components of cost of revenues include licensing royalty expense, film delivery costs, hosting, merchandise costs, credit card fees, freight and shipping costs, and costs of services provided.

Selling and Marketing Expenses

Selling and marketing expenses represent costs incurred by the Company in promoting and selling its products or services. These expenses are recognized in the consolidated statements of operations in the period in which they are incurred.

Components of selling and marketing expenses include advertising and promotional activities, salaries and benefits for sales and marketing personnel, travel and entertainment expenses related to sales and marketing activities, and costs of marketing materials. It also includes costs incurred by the Company to purchase movie tickets for giving away, which costs are offset by the Pay it Forward receipts the Company receives from customers who Pay it Forward for others to see the show. The total amount of pay-it-forward receipts that were offset against selling and marketing costs during the years ended December 31, 2024, 2023 and 2022 were $4.2 million, $23.8 million and $0.00, respectively.

General and Administrative Expenses

General and administrative expenses represent costs incurred by the Company that are not directly attributable to the production of goods or services. These expenses include, but are not limited to, salaries and benefits of administrative staff, office rent, utilities, office supplies, insurance, legal fees and other overhead costs necessary to support the operations of the business.

General and administrative expenses are recognized in the consolidated statements of operations in the period in which they are incurred. Expenses are measured at the fair value of the consideration given in exchange for goods or services received.

Research and Development Expenses

Research and development expenses consist primarily of payroll, software and other related expenses for research and development personnel responsible for making improvements to the Company’s service offerings, including testing and maintaining and modifying the user interface and infrastructure. These expenses are recognized in the consolidated statements of operations in the period in which they are incurred.

Stock-Based Compensation

Stock-based payments made to employees, including grants of employee stock options, are measured using a fair value-based method. The related expense is recorded in the consolidated statements of operations over the period of service.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax bases of assets and liabilities. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized.

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

As of December 31, 2024, and 2023, the Company had $0.00 and $4.0 million, respectively, of deferred tax assets.

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

The Company determines if an arrangement is a lease at its inception. A rate implicit in the lease when readily determinable is used in arriving at the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement date for all of its leases. Lease expense for operating leases is recognized on a straight-line basis

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This standard provides accounting and disclosure guidance for crypto assets that meet the definition of an intangible asset and certain other criteria. In-scope assets are subsequently measured at fair value with changes recorded in the consolidated statements of operations. The standard requires separate presentation of (1) in-scope crypto assets from other intangible assets and (2) changes in the fair value of those crypto assets. Disclosure of significant crypto asset holdings and an annual reconciliation of the beginning and ending balances of crypto assets are also required. This ASU becomes effective for annual periods beginning in 2025, including interim periods, with early adoption permitted. The Company will adopt this standard with its annual period beginning on January 1, 2025. The adoption of this standard will require an adjustment to the Company’s opening Retained Earnings balance as of January 1, 2025, to recognize the cumulative effect of initially applying the change in accounting principle to previous periods. The adjustment subsequently made was an increase in our digital assets of $16.0 million, which accounts for the difference between the December 31, 2024 ending book value of digital assets and their respective fair market value on January 1, 2025.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU retrospectively on December 31, 2024.

Segment Reporting

The Company operates as a single reportable segment, consistent with the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The CODM, Neal Harmon, our Chief Executive Officer, evaluates the Company’s financial performance and allocates resources based on consolidated financial results. The Company does not manage its operations or prepare financial information on a disaggregated basis beyond the consolidated level for internal reporting purposes.

The CODM reviews consolidated operating results, primarily focusing on revenue, operating income (loss), and key expense categories to assess performance and make strategic decisions. The single reportable segment derives its revenue as described above, primarily from Angel Guild revenue, theatrical release revenue, content licensing, merchandise revenue, Pay it Forward revenue and other revenue. Segment profit or loss is measured consistently with the consolidated operating income (loss) presented in the Consolidated Statements of Income.

In accordance with ASU 2023-07, the significant expense categories regularly provided to the CODM as part of the consolidated financial review include cost of revenue, selling and marketing, research and development, and general and administrative expenses. The amounts for these categories are included in the Consolidated Statements of Operations. These expenses represent the primary financial measures used by the CODM to evaluate operational efficiency and resource needs. No other significant expense categories or performance metrics are regularly provided to the CODM on a disaggregated basis.

The Company’s accounting policies for segment reporting are consistent with the significant accounting policies described in this note.

2.	Property and Equipment

Property and equipment consisted of the following as of December 31:

	2024	2023
Computer equipment	$1,685,254	$1,630,746
Leasehold improvements	454,082	420,903
Computer software	545,255	386,035
Furniture and fixtures	355,764	355,764
Production equipment	280,512	275,513
Warehouse equipment	106,856	57,936
	3,427,723	3,126,897
Less accumulated depreciation and amortization	(2,648,796)	(1,914,841)
	$778,927	$1,212,056

Depreciation and amortization expense on property and equipment for the years ended December 31, 2024, 2023 and 2022 was $0.7 million, $0.7 million and $0.5 million, respectively.

3.	Content

Content consisted of the following as of December 31:

	2024	2023
Content	$2,158,394	$1,639,251
Less accumulated amortization	(447,528)	(249,663)
	$1,710,866	$1,389,588

Amortization expense on content for the years ended December 31, 2024, 2023 and 2022 was $0.2 million, $0.2 million and $0.1 million, respectively.

4.	Notes Receivable

On March 1, 2021, the Company entered into an agreement to sell substantially all the assets and liabilities of the Company’s content filtering service. As part of this transaction, the Company paid cash to the buyer to provide liquidity to the business and the buyer entered into a note with the Company and is required to pay $9.9 million over fourteen years, or $7.8 million if paid within five years. If the buyer defaults under any of its obligations under the agreement, they will be required to transfer and assign all assets and liabilities back to the Company for no consideration. As of December 31, 2024, and 2023, the outstanding balance on the consolidated balance sheets is $4.5 million and $4.7 million, respectively.

In addition to the notes receivable from the sale of the filtering business, the Company enters into various notes receivables with filmmakers (the “Filmmaker Notes Receivable”) for marketing and other purposes. The terms of these agreements are generally less than one year and non-interest bearing. The total amount of Filmmaker Notes Receivable as of December 31, 2024 and 2023 was $0.5 million, respectively, which is included in current portion of notes receivable, on the consolidated balance sheets.

5.	Intangible Assets

Intangible assets consisted of the following as of December 31:

	2024	2023
Domain names	$2,191,454	$2,188,489
Less accumulated amortization	(274,299)	(201,299)
	$1,917,155	$1,987,190

Amortization expense on intangible assets for the years ended December 31, 2024, 2023 and 2022 was $73.0 thousand, $73.0 thousand and $73.0 thousand, respectively.

6.Notes Payable

In November 2022, the Company entered into a P&A loan agreement where the Company could draw up to $5.0 million related to P&A expenses incurred during the theatrical release of specific content. The maturity date of the note was March 31, 2023, and was payable along with a 10.0% coupon on the aggregate amount drawn. The loan principal and all outstanding interest were paid in full in March 2023.

In June 2023, the Company closed on a round of crowdfunding for P&A expenses, in anticipation of the release of the Sound of Freedom film, in exchange for revenue participation rights of the film. The revenue participation rights allow each investor the right to receive an amount not to exceed 120.0% (initial investment plus a 20.0% return) of their crowdfunded amount. The investors have first priority on the cash receipts to the Company of the film and shall be paid in full before any other claims from the film are paid. The money raised was approximately $5.0 million. The payback date was based on the timing of cash collections from the theatrical run of the film and was payable, directly to the investors. The $5.0 million was recorded as notes payable and the 20.0% return was accrued over the term of the note and recorded as interest expense on the consolidated statements of operations. Issuance costs for this raise were approximately $0.3 million, which was recorded as a note discount. As of December 31, 2023, the notes and interest had been repaid, and the note discount had been fully amortized.

During 2023, the Company entered into several additional rounds of P&A expense raises with institutional investors, in anticipation of the release of several different films, in exchange for revenue participation rights of the films. The revenue participation rights allow each institutional investor the right to receive an amount not to exceed 110.0% (initial investment plus a 10.0% return) of their invested amount. The institutional investors have first priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims from the film are paid. The money raised was approximately $21.0 million which was recorded as notes payable and the 10.0% return was accrued over the term of the notes and recorded as interest expense on the consolidated statements of operations. The payback dates were based on the timing of cash collections from the various theatrical runs of the films. There were no issuance costs related to these raises. As of December 31, 2023, $17.0 million of the notes and $1.7 million in related interest had been repaid. All remaining principal and interest was paid back in the first quarter of 2024.

In January 2024, the Company entered into a short-term loan agreement for $0.3 million with a 10.0% interest rate and maturity date of 100 days. As of December 31, 2024, the note principal and interest had been repaid

In February 2024, the Company entered into a revolving P&A loan agreement with a related-party. See “Note 14.  Related-Party Transactions” for further discussion.

In May 2024, the Company entered into P&A loans totaling $3.0 million. The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The principal balance is payable along with a 10.0% coupon on the total loans, and is expected to mature within the next year. As of December 31, 2024, the entire amount was outstanding.

In May 2024, the Company entered into a short-term loan agreement for $0.5 million with a 10.0% interest rate and maturity date of 100 days. As of December 31, 2024, the note principal and interest had been repaid.

7.Investments in Affiliates

Consolidated Entities

The Company consolidates entities in which it has a controlling financial interest, either through a majority voting interest or as the primary beneficiary of a VIE, in accordance with ASC 810, Consolidation. As of December 31, 2024, the Company consolidates several subsidiaries and VIEs where the Company is the primary beneficiary.

Consolidated Subsidiaries (Voting Interest): The Company holds majority ownership in several subsidiaries which are consolidated based on voting interest control. These subsidiaries are integral to the Company’s operations. There are no significant restrictions on the ability of these subsidiaries to transfer funds to the parent in the form of dividends, loans, or advances, except for standard regulatory requirements in certain jurisdictions.

Consolidated VIEs: The Company is the primary beneficiary of various VIEs, special-purpose entities established to raise capital for upcoming content and invest in new and related content. The Company consolidates these VIEs because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the VIEs. The carrying amounts of the VIEs’ assets and liabilities included in the consolidated balance sheet as of December 31, 2024, are $8.6 million. Creditors of these VIEs have no recourse to the general credit of the Company. Certain restrictions exist for one of the Company’s VIE’s that require revenue generated by the exploitation of the film “Bonhoeffer” to be used to redeem the preferred shares of that VIE, which redemption value is $6.0 million.

Investment in Unconsolidated Entities

The Company holds investments in several unconsolidated entities, some of which are accounted for under the equity method and others under the cost method.

Equity Method Investments

In October 2023, the Company entered into an equity purchase agreement with a third-party entity, acquiring preferred units for an aggregate purchase price of $1.0 million. Based on the Company’s assessment of the investee’s financial outlook, the Company determined that it is unlikely the investment will be recovered in the foreseeable future. Accordingly, a full impairment of the $1.0 million investment was recorded as of December 31, 2024. This impairment is reflected as a loss under the line item ‘Impairment of investment in affiliates’ in the other income (expense) section of our consolidated statements of operations for the year ended December 31, 2024. No similar impairments occurred during 2023.

Additionally, the Company holds equity investments in other unconsolidated entities. These entities are accounted for under the equity method, as the Company holds significant influence over their operations. The Company’s share of the investees’ net income (loss) was $67.6 thousand and $9.4 thousand for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, the carrying value of these investments totaled approximately $2.6 million and $2.6 million, respectively. No impairments or significant valuation adjustments were required for these equity method investments.

Cost Method Investments

The Company also holds investments in entities where it does not have significant influence, which are accounted for under the cost method. Under the cost method, these investments are carried at cost, adjusted for observable price changes in orderly transactions for identical or similar investments and for impairments. As of December 31, 2024 and 2023, the carrying value of these investments totaled approximately $5.6 million and $0.9 million, respectively, with no impairment recorded during the periods.

Variable Interest Entities (Unconsolidated)

The Company has identified certain unconsolidated entities as VIEs under ASC 810, Consolidation. These VIEs are primarily fundraising and content related ventures. The Company does not consolidate these VIEs because it is not the primary beneficiary, meaning it does not have the power to direct the activities that most significantly impact the economic performance of the entities, nor does it have an obligation to absorb significant losses or the right to receive significant benefits from these VIEs.

The Company’s maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s equity investment, totaling approximately $0.00 as of December 31, 2024. This amount represents the carrying value of the Company’s equity investments in these VIEs, recorded under investments in affiliates on its consolidated balance sheet. The Company’s involvement in these VIEs is primarily through its operational relationships, and the Company does not have any future funding commitments or guarantees to these entities.

8.	Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023, consist of the following:

	2024	2023
Accrued legal expenses	$5,431,494	$198,372
Accrued marketing expenses	4,860,716	1,168,891
Accrued payroll expenses	1,358,213	1,080,829
Accrued sales tax	359,311	351,774
Accrued income tax	—	1,280,676
Other accrued expenses	1,064,921	2,216,688
	$13,074,655	$6,297,230

Accrued marketing expenses consist of amounts for advertising, promotional activities and other marketing-related costs that were incurred but unpaid at year-end for both periods. Accrued legal expenses represent amounts related to ongoing litigation and legal services incurred but not yet paid as of the respective balance sheet dates. Accrued payroll expenses represent compensation earned by employees, including wages, bonuses and other benefits, that are unpaid as of the balance sheet date. Accrued sales taxes include amounts for sales taxes collected from customers but not yet remitted to tax authorities at the end of the reporting period. Accrued income taxes reflect amounts related to taxes on the Company’s income that are owed but not yet paid as of the balance sheet date. Other accrued expenses include various operational expenses such as professional fees and other miscellaneous items that are individually immaterial to the financial statements. These amounts are expected to be settled in the normal course of business within the next fiscal year.

9.	Accrued Settlement Costs

In September 2020, the Company recorded an expense on the consolidated statements of operations and an accrued settlement cost on the consolidated balance sheets of $5.3 million because of a settlement from the chapter 11 bankruptcy case that was filed on October 18, 2017. The total amount due from litigation and the resulting bankruptcy case was $62.5 million, however, as part of the settlement agreement, it was agreed that the $62.5 million will be lowered to $9.9 million, payable over fourteen years without interest, as long as the Company makes timely payments and there is no breach or violation of the settlement agreement that remains uncured. As a result of this settlement, and the Company’s plans to not break or violate the settlement agreement, the Company recorded an expense of $5.3 million during the year ended December 31, 2020. The Company recorded the present value of $9.9 million with an imputed interest rate of 10.0%. Payments of $0.2 million are due quarterly. As of December 31, 2024 and 2023, the outstanding balance on the consolidated balance sheets is $4.4 million and $4.6 million, respectively, and all payments are current.

Because the Company had no uncured payment faults and did not default on its settlement promises through the date of this Annual Report on Form 10-K, the Company maintains the option to pay the remaining balance on the note, less a discount of $2.1 million. The Company can elect to extend this option through October 2025.

The following table summarizes the scheduled maturities of short-term and long-term settlement costs for the five years subsequent to December 31, 2024:

Year Ending December 31:	Amount
2025	$280,238
2026	309,331
2027	341,443
2028	376,890
2029	416,016
Thereafter	2,648,053
Total	$4,371,971

10.Commitments and Contingencies

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

The Company assesses whether there is a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred (“Material Loss”). If there is a reasonable possibility that a Material Loss may be incurred, the Company discloses an estimate or range of the amount of loss, either individually or in the aggregate, or discloses that an estimate of loss cannot be made. If a Material Loss occurs due to an unfavorable outcome in any legal matter, this may have an adverse effect on the consolidated financial position, results of operations, and liquidity of the Company. The Company records a provision for each liability when determined to be probable, and the amount of the loss may be reasonably estimated. These provisions are reviewed annually and adjusted as additional information becomes available. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s consolidated financial position, results from operations or liquidity. The actual amounts from the resolution of these matters could vary from management’s estimate.

Disney Litigation and the Preliminary Injunction

On December 12, 2016, the United States District Court for the Central District of California (the “California Court”) in the matter of Disney Enterprises, Inc.; Lucasfilm Ltd., LLC; Twentieth Century Fox Film Corporation and Warner Bros. Entertainment, Inc. (the “Original Plaintiffs”), v. VidAngel (the “Disney Litigation”), granted the Original Plaintiffs’ motion for preliminary injunction against the Company. On October 5, 2017, the California Court allowed the Original Plaintiffs to amend the original complaint to add three of their subsidiaries, MVL Film Finance LLC, New Line Productions, Inc. and Turner Entertainment Co., as additional Plaintiffs (collectively with the Original Plaintiffs, the “Plaintiffs”), and identify additional motion pictures as having allegedly been infringed. The Plaintiffs claimed that the Company unlawfully decrypted and infringed 819 titles in total.

On March 6, 2019, the California Court granted the Plaintiffs’ motion for partial summary judgment as to liability. The order found that the Company was liable for infringing the copyrights and violating the Digital Millennium Copyright Act (the “DMCA”), with respect to certain motion pictures of the Plaintiffs’. Damages related to the respective copyright infringements and DMCA violations were decided by a jury trial in June 2019. The jury found that the Company willfully infringed the Plaintiffs’ copyrights and awarded statutory damages of $75.0 thousand for each of the 819 infringed titles, or $61.4 million. The jury also awarded statutory damages of $1.0 thousand for DMCA violations for each of the 819 infringed titles, or $1.0 million. The total award for both counts is $62.4 million. On September 23, 2019, a judgment consistent with the jury’s verdict was entered against the Company by the California Court. The Plaintiffs also sought an award of costs and attorneys’ fees.

On August 26, 2020, the Company entered into the settlement agreement, dated August 26, 2020 (the “Disney Settlement Agreement”) with the Plaintiffs as part of the Company’s Reorganization Plan (the “Reorganization Plan”), effectively ending the litigation.

The Permanent Injunction

On September 5, 2019, the California Court issued a permanent injunction against the Company. The permanent injunction enjoins the Company, its officers, agents, servants, employees and attorneys from:  (1) circumventing technological measures protecting Plaintiffs’ Copyrighted Works (as defined in the Disney Settlement Agreement) on DVDs, Blu-rays or any other medium; (2) copying Plaintiffs’ Copyrighted Works, including, but not limited to, copying the works onto computers or servers; (3) streaming, transmitting or otherwise publicly performing any of Plaintiffs’ Copyrighted Works over the internet, via web applications, via portable devices, via streaming devices or by means of any other device or process; and (4) engaging in any other activity that violates, directly or indirectly, Plaintiffs’ anti-circumvention right, 17 U.S.C. § 1201(a), or that infringes by any means, directly or indirectly, any Plaintiffs’ exclusive rights in any Copyrighted Work under Section 106 of the Copyright Act, 17 U.S.C. §106.

The Company was required to cease and have ceased filtering and streaming all movies and TV programs owned by the Plaintiffs.

Chapter 11 Bankruptcy

On October 18, 2017, the Company filed a voluntary petition for relief under chapter 11, title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of Utah (the “Bankruptcy Court”), case number 17-29073 (the “Bankruptcy Case”), On November 17, 2020, the Bankruptcy Court issued a final decree closing the Company’s Bankruptcy Case.

ClearPlay Litigation

In 2014, the Company responded to a contention by ClearPlay that the Company (at such time, VidAngel) infringed on certain ClearPlay patents by suing ClearPlay in the United States District Court for the Central District of California (the case was later transferred to Utah). In doing so, the Company requested judicial determinations that the Company’s technology and service did not infringe eight patents owned by ClearPlay and that the patents were invalid. In turn, ClearPlay counterclaimed against the Company, alleging patent infringement. On February 17, 2015, the case was stayed pending inter partes review by the United States Patent and Trademark Office (the “USPTO”), of several of ClearPlay’s patents. The Company not party to or involved in the USPTO’s review of those patents. Owing to those proceedings, on May 29, 2015, the Utah trial court closed the case without prejudice to the parties’ rights to reassert any or all claims later. In July and August 2015, many of ClearPlay’s patent claims, including many of the claims asserted against the Company, were invalidated by the USPTO. Certain of ClearPlay’s other patent claims were upheld and others were never challenged in the USPTO. Following the USPTO’s rulings, ClearPlay appealed certain of the USPTO’s invalidity decisions to the United States Court of Appeals for the Federal Circuit. The findings of invalidity were all affirmed by the Federal Circuit on August 16, 2016. On October 31, 2016, the Magistrate Judge, Brooke C. Wells, conducted telephonic status conferences in this and a related case brought by ClearPlay against DISH Network and ordered that both cases be re-opened. Subsequently, Magistrate Judge Wells granted ClearPlay’s motion to stay the litigation at least until a decision is rendered on the preliminary injunction by the Ninth Circuit. On October 12, 2017, the magistrate judge ordered the case stayed again, this time until a final decision is rendered in the Disney Litigation. On February 14, 2018, ClearPlay filed a claim in the Company’s chapter 11 proceeding seeking an unliquidated sum. On April 14, 2020, the trustee appointed in the Company’s Bankruptcy Case filed an objection to the claim in the Bankruptcy Court seeking an order to disallow the claim in its entirety. On October 21, 2020, the Bankruptcy Court issued an order converting the trustee’s objection to ClearPlay’s claim in the Bankruptcy Case to an adversary proceeding.

On April 20, 2021, the Bankruptcy Court lifted the stay as the final decision in the Disney Litigation had been determined and the Company was no longer in bankruptcy. VidAngel Entertainment assumed responsibility for defense of the ClearPlay litigation, and any settlement discussions thereto, as part of the asset purchase agreement, dated March 1, 2021, by and between the Company, Skip TV Holdings, LLC and VidAngel Entertainment, LLC (the “VidAngel Asset Purchase Agreement”). On November 4, 2021, the Company informed the court that Angel Studios sold VidAngel and VidAngel Entertainment is the successor. On January 14, 2022, ClearPlay filed a response stating the Company and VidAngel Entertainment are liable for past infringement as they are the successor to VidAngel.

On December 20, 2021, the Company served non-infringement and invalidity contentions concerning the patents asserted in this case. On January 7, 2022, ClearPlay filed a motion seeking to add additional causes of action under the DMCA and Utah state law for alleged tortious interference, which the Company opposed on February 4, 2022. On June 23, 2022, the Court granted leave for ClearPlay to amend its complaint to add these claims but deferred to a later stage of the proceedings any ruling on the futility of the claims. On December 8, 2023, the Court held a Markman hearing to construe the scope and meaning of certain disputed claim terms in the asserted patents. At the conclusion of the hearing, the Court took the matter under submission.

On August 30, 2024, the Company entered into a settlement agreement with ClearPlay pursuant to which, among other things,  ClearPlay will receive a royalty of $1.8 million, which is to be paid in thirty-six monthly installments of $50.0 thousand per month. Pursuant to the VidAngel Asset Purchase Agreement, these payments will be made by VidAngel Entertainment, LLC and as such no liability was recorded by the Company. The litigation was subsequently dismissed with prejudice.

The Chosen Arbitration

Historically, the Company has generated a significant portion of its total revenue from distribution activities related to the Chosen Agreement. The Chosen Agreement outlines the contractual arrangement between the parties pursuant to which the Company was granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof. Revenue from distribution activities related to the Chosen Agreement does not currently account for any percentage of the Company’s revenue.

On April 4, 2023, The Chosen initiated a private binding arbitration against the Company alleging certain material breaches of contract under the Chosen Agreement and seeking to terminate the Chosen Agreement. On May 28, 2024, the arbitrator in the arbitration proceedings issued an interim arbitration award (the “Interim Arbitration Award”) granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and potential recovery of an allocable portion of its attorney fees, which have been accrued as of December 31, 2024. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising. On September 25, 2024, the final award (the “Final Arbitration Award”) was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees. On October 25, 2024, the Company filed an appeal of the Final Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement. Three arbitrators have been selected to preside over the appeal, which is currently scheduled for May 15 to May 22, 2025. Unless and until a favorable outcome of such appellate review is determined, the Company will fully comply with the Final Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

Mergers and Acquisitions

In July 2022, the Company purchased an 8.0% interest in an entity that is partially owned by one or more of the Company’s directors, officers, and stockholders. This entity produces content for the Company’s platforms. The total purchase price was $1.7 million. In August 2023, the Company entered into negotiations to acquire this entity in full. While negotiations are ongoing, the Company agreed to fund the operations of the entity. During the years ended December 31, 2024 and 2023, the Company funded $4.4 million and $0.9 million, respectively, related to supporting operations of the entity which was expensed by the Company.

In August 2024, the Company agreed to a non-binding term sheet to acquire the rights related to a project currently under a content licensing agreement. The total purchase price was $30.0 million. The Company agreed to fund the operations of the entity until and following the completion of the acquisition. During the year ended December 31, 2024, the Company funded $2.2 million related to supporting operations of the entity which was expensed by the Company.

As of December 31, 2024, the Company had made certain payments totaling $2.3 million related to the proposed acquisition of Slingshot USA, LLC, which has yet to be completed. These payments consisted of a $0.5 million non-refundable earnest money deposit and $1.8 million in cash injections for production costs. The transaction is currently the subject of litigation, and the final outcome remains uncertain. The Company is assessing the ongoing financial obligations and risks associated with the proposed acquisition and litigation.

Operating Leases

The Company has several non-cancelable office and warehouse leases that mature between July 31, 2027, and March 31, 2029, with monthly payments that escalate between 3.0%-5.0% each year.

The following represents maturities of operating lease liabilities as of December 31, 2024:

Year Ending December 31:	Amount
2025	$858,706
2026	893,740
2027	822,688
2028	567,760
2029	101,100
Total Lease Payments	3,243,994
Less: Interest	(417,236)
Present value of lease liabilities	$2,826,758

The weighted average remaining lease terms and interest rates were as follows as of December 31, 2024:

Lease Term and Discount Rate	2024
Weighted Average Remaining Lease Term (years)
Operating leases	3.7
Weighted Average Discount Rate
Operating leases	7.27%

Lease expense for operating lease liabilities was $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and included in general and administrative expenses on the consolidated statements of operations.

Cash payments included in the measurement of operating lease liabilities for the years ended December 31, 2024, 2023 and 2022 were $0.8 million, $0.7 million and $0.5 million, respectively

Loan Guarantees

The Company has agreed to various loan guarantees during the year ended December 31, 2024, which fall into two distinct categories: (1) loan guarantees evaluated under ASC 460, Guarantees, and (2) a specific loan guarantee related to assumable debt that is outside the scope of ASC 460.

ASC 460 Loan Guarantees

These guarantees could result in obligations if the related parties default on their loans. In accordance with ASC 460, Guarantees, the Company evaluated whether a liability needed to be recognized for each guarantee at the time the guarantees were issued. Based on the Company’s assessment under ASC 460, no liability or corresponding receivable was recorded. The Company concluded that the likelihood of making payments under these guarantees is remote, and as such, no recognition was necessary. These guarantees remain disclosed as potential obligations, but no liability has been recognized as of December 31, 2024.

The Company’s maximum exposure under all ASC 460 guarantees, if all related parties were to default and no recovery could be made, is $3.1 million, including principal and related interest. The obligations behind these guarantees are all due during 2025.

Assumable Debt Guarantee

In addition to the above, the Company agreed to guarantee an $8.5 million loan to a filmmaker during the year ended December 31, 2024, which falls outside the scope of ASC 460 due to the expectation that the Company will repay the loan on behalf of the filmmaker. The guaranteed loan consists of an $8.5 million principal amount with a 10.0% coupon. The Company expects to fully repay the loan and subsequently collect the amount from the filmmaker’s future earnings. As a result, a loan guarantee receivable asset and a corresponding loan guarantee payable liability were recorded on the consolidated balance sheet.

Class C Common Stock Contractual Adjustment

During 2023, one of the Company’s investors purchased 528,914 shares of its Class C Common Stock.  As part of the purchase agreement, the total shares purchased would be adjusted to 842,696 shares of Class C Common Stock if each of the below events occurred:

1.	If gross revenues of the Company in 2023, 2024 or 2025 was less than $100.0 million; and
2.	If a material and adverse change to the Company’s contract with The Chosen results in a reduction in revenue from the Chosen Agreement by at least 20.0% relative to the revenue that would have otherwise been entitled if not for the material change.

As the Company’s revenues were below $100.0 million during 2024, the Company is awaiting the results of the appeal of the arbitration with The Chosen to determine if the second event would be triggered and the additional shares would need to be recorded.

11.	Stock Options

Stock Incentive Plan

The Company’s 2014 Stock Incentive Plan, originally approved in 2014, was amended and restated in each of August 2016, July 2020, and February 2021 (the “Prior Stock Incentive Plan”), The Prior Stock Incentive Plan provided for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and shares of restricted stock. In October 2023, the Company adopted the 2023 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan reserves a total of 5,775,000 shares of the Company’s Class F Common Stock for issuance thereunder and subject to the condition that the total number of shares issued thereunder, and along with the Prior Stock Incentive Plan, shall not exceed 16.5% of the fully diluted outstanding shares of the Company’s Common Stock. Under the terms of the Stock Incentive Plan and including the reserved shares from the Prior Stock Incentive Plan, there were 5,494,650 shares of Class F Common Stock authorized for grant to employees, officers, directors and consultants, as of December 31, 2024.

The board of directors of the Company (the “Board”) determines the terms of each grant. As of the date of this Annual Report on Form 10-K, the Company has only granted incentive stock options and nonqualified stock options. Generally, 25.0% of these options vest on the one-year anniversary of the vesting commencement date, and 1/36 of the remaining options vest each month thereafter. The options typically have a contractual life of ten years. There were 749,347, 792,105 and 782,298 shares of Class F Common Stock available for grant under the Stock Incentive Plan as of December 31, 2024, 2023 and 2022, respectively.

Performance Equity Plan

The Company’s Performance Equity Plan (the “Performance Equity Plan”) was adopted in October 2023 and provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and shares of restricted stock to certain of its employees, directors and consultants. Awards made under the Performance Equity Plan are subject to certain performance vesting criteria based on either (i) the Company’s stock price, as quoted on a publicly traded market or stock exchange, being equal to or greater than certain prices or (ii) the Company having at least two consecutive independent stock price valuations completed on its Common Stock (and approved by the Board) that value the Company’s Common Stock at a price equal to or higher than the vesting stock price applicable to the award. The Performance Equity Plan reserves a total of 2,797,466 shares of the Company’s Class C Common Stock for issuance. As of December 31, 2024, options exercisable for 2,224,846 shares of Class C Common Stock had been issued as part of the Performance Equity Plan, with 572,620 shares of Class C Common Stock remaining available for issuance. As of December 31, 2023, options exercisable for 924,692 shares of Class C Common Stock had been issued as part of the Performance Equity Plan, with 1,872,774 shares of Class C Common Stock remaining available for issuance. The options typically have a contractual life of ten years.

Stock-based compensation expense, related to options grants of the Stock Incentive Plan and Performance Equity Plan, for the years ended December 31, 2024, 2023 and 2022 was $3.6 million, $1.0 million and $1.5 million, respectively. As of December 31, 2024, 2023 and 2022, the Company had $23.3 million, $8.0 million and $2.0 million, respectively, of unrecognized stock-based compensation costs related to non-vested awards that will be recognized over a weighted-average period of 5.78, 4.97 and 2.72 years, respectively. The Company recognizes forfeitures as they occur.

The following sets forth the outstanding stock options for both the Stock Incentive Plan and the Performance Equity Plan and related activity for the years ended December 31, 2024, 2023 and 2022:

		Weighted
	Number of	Average Exercise
	Options	Price Per Share
Outstanding as of January 1, 2022	2,291,628	4.47
Granted	431,763	11.95
Exercised	(77,011)	3.36
Forfeited	(319,068)	8.90
Outstanding as of December 31, 2022	2,327,312	5.26
Granted	1,712,073	14.18
Exercised	(197,656)	1.19
Forfeited	(139,619)	10.78
Outstanding as of December 31, 2023	3,702,110	9.41
Granted	1,925,301	23.13
Exercised	(197,966)	3.13
Forfeited	(438,289)	12.67
Outstanding as of December 31, 2024	4,991,156	14.67

The following summarizes information about stock options outstanding for both the Stock Incentive Plan and the Performance Equity Plan as of December 31, 2024:

	Weighted Average
	Remaining
Number of Options	Contractual	Weighted Average	Number of Options	Weighted Average
Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
517,018	4.76	$0.32	517,018	$0.32
18,500	0.29	0.50	18,500	0.50
45,400	1.55	0.82	45,400	0.82
268,307	6.21	3.42	259,767	3.42
414,175	6.62	8.63	360,973	8.63
173,111	6.84	8.90	136,247	8.90
242,573	7.71	11.95	208,105	11.95
2,247,624	8.84	14.18	345,985	14.18
1,064,448	9.30	30.24	17,642	30.24

4,991,156	7.97	$14.67	1,909,637	$6.99

The fair value of each stock-based award granted from the Stock Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions as of December 31:

	2024		2023		2022
Risk-free interest rate	3.43 - 4.68%		3.63 - 4.86%		2.85 - 3.67%
Expected stock price volatility	50%		50%		50%
Expected dividend yield	0%		0%		0%
Expected life of options	5 - 10	years	5	years	5	years

The fair value of each stock-based award granted from the Performance Equity Plan was estimated on the date of grant using the Monte-Carlo option-pricing model with the following assumptions as of December 31:

	2024		2023
Risk-free interest rate	3.65 - 4.26%		4.81%
Expected stock price volatility	46 - 48%		46%
Expected dividend yield	0%		0%
Expected life of options	4.2 - 7.7	years	6.8 - 7.9	years

As of December 31, 2024, 2023 and 2022, the aggregate intrinsic value of options outstanding was $77.7 million, $17.7 million and $15.5 million, respectively. As of December 31, 2024, 2023 and 2022, the aggregate intrinsic value of options exercisable was $44.4 million, $15.5 million and $13.2 million, respectively.

Expected option lives and volatilities were based on historical data of the Company and comparable companies in the industry. The risk-free interest rate was calculated using similar rates published by the Federal Reserve. The Company has no plans to declare any future dividends.

12.Common Stock

The Company has authorized capital stock consisting of 85,000,000 shares of Common Stock, par value $0.001 per share, of which 27,500,000 shares have been designated as Class A Common Stock, 4,000,000 have been designated as Class B Common Stock, 38,000,000 have been designated as Class C Common Stock and 15,500,000 have been designated as Class F Common Stock.

Voting Rights

Each outstanding share of Class A Common Stock and Class F Common Stock shall be entitled to five votes on each matter to be voted on by the stockholders of the Company. Each outstanding share of Class B Common Stock shall be entitled to fifty-five votes on each matter to be voted on by the stockholders of the Company. Each outstanding share of Class C Common Stock shall be entitled to one vote on each matter to be voted on by the stockholders of the Company. The holders of each class of Common Stock vote together as a single class. However, the majority of the voting power of the outstanding shares of two of the following classes of stock: the Class F Common Stock, the Class A Common Stock, and the Class B Common Stock, each voting separately as a class, can vote to amend or repeal, or adopt any provision in the Company’s certificate of incorporation.

Election of Directors

So long as shares of Class A Common Stock, Class B Common Stock and Class F Common Stock, each independent of one another, remain outstanding, holders of the class of Common Stock will have the ability to elect an equal number of directors. Currently, the Board consists of one member elected by the holders of shares of Class A Common Stock, one member elected by the holders of shares of Class B Common Stock and one member elected by the holders of shares of Class F Common Stock. The other two members of the board are elected by all stockholders of the Company. The  holders of shares of Class C Common Stock will gain the ability to elect a director once the total number of outstanding shares of Class C Common Stock exceeds 5.0%. As of December 31, 2024, shares of Class C Common Stock represented approximately 11.0% of the outstanding shares of the Company and at the next annual meeting of shareholders, the holders of shares of Class C Common Stock will have the right to elect a director.

Liquidation Rights

The holders of shares of Common Stock outstanding shall be entitled to receive all of the assets and funds of the Company remaining and available for distribution. Such assets and funds shall be divided among and paid to the holders of shares of Common Stock, on a pro-rata basis, according to the number of shares of Common Stock held by them.

Dividends

Dividends may be paid on the outstanding shares of Common Stock as and when declared by the Board, out of funds legally available, therefore.

Identical Rights

Holders of shares of Common Stock shall have the same rights and privileges and rank equally with, and have identical rights and privileges as, holders of all other shares of Common Stock, except with regard to voting rights as provided above.

Voluntary and Automatic Conversion into Class C Common Stock

Each one share of Class F Common Stock, Class A Common Stock and Class B Common Stock shall be convertible into one share of Class C Common Stock at the option of the holder at any time. Each one share of Class F Common Stock, Class A Common Stock and Class B Common Stock shall automatically convert into one share of Class C Common Stock upon certain criteria as defined in our amended and restated certification of incorporation.

Conversion of Class A Common Stock into Class F Common Stock

During 2022, current and prior employees and contractors who held shares of Class A Common Stock elected to convert their Class A Common Stock into Class F Common Stock. Class F Common Stock is exclusively reserved for current and prior employees and contractors of the Company. The conversions were made in accordance with the terms of the Prior Stock Incentive Plan and our articles of incorporation.

The conversion of Class A Common Stock to Class F Common Stock has no impact on the overall number of outstanding shares of the Common Stock. The conversion, and resulting ownership of Class F Common Stock rather than Class A Common Stock, affects the voting rights of the respective shareholders only in that, on matters where holders of shares of Common Stock vote separately as a class, each respective shareholder will be entitled to vote as a holder of shares of Class F Common Stock rather than as a holder of shares of Class A Common Stock.

Conversion of Class B Common Stock into Class A Common Stock

During 2024, certain holders of shares of Class B Common Stock who held more than the maximum allowed number of shares of Class B Common Stock pursuant to the Company’s articles of incorporation, which is currently set at 8,333 shares of Class B Common Stock (the “Class B Cap”), had their shares of Class B Common Stock in excess of the Class B Cap, automatically converted into shares of Class A Common Stock. The conversion of Class B Common Stock to Class A Common Stock has no impact on the overall number of outstanding shares of the Common Stock. The conversion, and resulting ownership of Class B Common Stock rather than Class A Common Stock, affects the voting rights of the respective shareholders in that, on matters where holders of shares of Common Stock vote together, each respective share converted to Class A Common Stock will only have five votes per share, a reduction of fifty votes per share, and on matters where holders of shares of Common Stock vote separately as a class, each respective shareholder will be entitled to vote their respective shares of Class A Common Stock as a holder of shares of Class A Common Stock, and their respective shares of Class B Common Stock as a holder of shares of Class B Common Stock.

Loss per Share

The following table represents the Company’s loss per share for the three months and year ended December 31:

	Year Ended
	2024	2023	2022
Numerator:
Net income (loss) attributable to controlling interests	$(89,795,494)	$9,163,794	$(13,710,708)

Denominator:
Weighted average basic shares outstanding	25,791,117	24,775,858	24,264,683
Effect of dilutive shares	—	1,153,388	—
Weighted average diluted shares	25,791,117	25,929,246	24,264,683

Basic gain (loss) per share	$(3.482)	$0.370	$(0.565)
Diluted gain (loss) per share	$(3.482)	$0.353	$(0.565)

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive. Common shares were anti-dilutive in periods where the Company’s performance resulted in a net loss. If the Company had income during the years ended December 31, 2024 and 2022, the number of dilutive shares should be 1,901,382 and 1,438,552, respectively.

13.	Income Taxes

The components of the provision (benefit) for income taxes, net are as follows for the years ended December 31:

	2024	2023	2022
U.S. Federal:
Current	$(251,837)	$1,098,349	$(305,933)
Deferred	3,219,201	(3,219,201)	(366,667)
Total	2,967,364	(2,120,852)	(672,600)
U.S. State:
Current	(213,880)	204,535	(24,306)
Deferred	781,118	(781,118)	(68,279)
Total	567,238	(576,583)	(92,585)
Provision (benefit) for income taxes, net	$3,534,602	$(2,697,435)	$(765,185)

The items accounting for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes are as follows for the years ended December 31:

	2024	2023	2022
Federal income tax at statutory rates	$(18,150,928)	$1,326,085	$(3,016,213)
State income tax at statutory rates	(2,975,942)	(228,939)	(422,908)
DTA adjustment	(235,346)	(115,470)	—
Change in valuation allowance	25,861,296	(2,348,227)	2,348,227
Federal tax credits	(789,620)	(1,216,878)	—
Other	(174,858)	(114,006)	325,709
	$3,534,602	$(2,697,435)	$(765,185)

Significant components of the Company’s net deferred income tax assets, which are included in other long-term assets on the consolidated balance sheets, are as follows as of December 31:

	2024	2023	2022
Net operating loss carryforwards	$18,872,026	$—	$1,044,440
Research and development	5,564,482	3,787,461	1,108,958
Digital asset impairment	1,491,329	1,920,228	1,919,244
Research and development credits	1,180,635	229,867	—
Depreciation and amortization	(190,587)	(330,698)	(305,337)
Impairment of equity investment	243,557	—	—
Accruals and reserves	(310,990)	(554,006)	(317,970)
Deferred gain on sale	(989,156)	(1,052,533)	(1,101,108)
Valuation allowance	(25,861,296)	—	(2,348,227)
	$—	$4,000,319	$—

As of December 31, 2024, the Company had net operating loss (“NOL”) carryforwards available to offset future taxable income, of approximately $77.1 million. The utilization of the NOL carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50.0% over a three-year period.

The Company has concluded that there are no significant uncertain tax positions requiring disclosure.

14.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers and stockholders. During the years ended December 31, 2024, 2023 and 2022, the  Company incurred expenses of $0.5 million, $1.0 million and $1.7 million, respectively, to the related party for marketing services.

In July 2021, the Company purchased a 50.0% interest in the entity that owns the building in which the Company leases its office space from. Lease payments made during the period of related party ownership were $0.4 million for the years ended December 31, 2024, 2023 and 2022.

In August 2023, the Company entered into negotiations to purchase an entity that is partially owned by one or more of the Company’s directors, officers and stockholders. See “Note 10. Commitments and Contingencies—Mergers and Acquisitions” for further discussion.

On February 23, 2024, the Company entered into a revolving P&A loan agreement (the “P&A Loan Agreement,” as amended by the first amendment to the P&A Loan Agreement, dated as of December 1, 2024, the “P&A Loan Agreement Amendment,” together with the P&A Loan Agreement, the “Amended P&A Loan Agreement”) with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100.0% owned by one or more of the Company’s directors, officers and stockholders. Angel P&A was set up for the specific purpose of raising up to $15.0 million in P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 115.0% (initial investment plus a 10.0%-15.0% return, which depends on the term of the loan) of their invested amount. Angel P&A has priority on the: 1) cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims, with the exception of crowdfunding P&A raised (if any) which would take first priority, from the film are paid and 2) proceeds from the receipts of all other films, net of our contractual payment oglications associated with such license or other agreements. An initial draw of $10.0 million took place in March 2024 and was paid back in June 2024 along with a 10.0% return. A draw of $2.0 million was made in July 2024 and paid back in September 2024 along with a 10.0% return. Draws totaling $8.0 million were made in December 2024, with payment of principal and related interest due in 2025. Once Angel P&A receives the repayment on these notes, the interest portion will be distributed to the institutional investors and the original investment can either remain at Angel P&A (up to $5.0 million)  for additional P&A loans needed by the Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and the Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. As of December 31, 2024 and 2023, $8.2 million and $0.00, respectively, of notes payable and related interest were due to Angel P&A.

15.Subsequent Events

Subsequent events have been evaluated through March 28, 2025, which is the date the consolidated financial statements were available to be issued.

Loan and Security Agreement

On February 5, 2025, Angel Studios Licensing, LLC (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with a third party lender (the “Lender”) to secure senior secured financing related to  the licensing receivables from the feature film “Sound of Freedom.” Under the Loan Agreement, the Lender paid to the Borrower $5.4 million (the “Loan”) for working capital and future media acquisition and production. In exchange, the Borrower assigned the rights to collect future licensing receivables, with a total gross value of $18.0 million, to the Lender. The Loan is repayable in nine quarterly installments of $0.7 million each, commencing February 15, 2025, with a maturity date of February 15, 2027. Although the Loan is in the name of Angel Studios Licensing, LLC, the $0.7 million quarterly payments will not be made directly by the Borrower from its operating cash but rather will be funded through gross receipts from the licensing agreement, as managed by a third-party collection manager (the “Collection Manger”). Upon an event of default or post-maturity, the unpaid balance accrues default interest at 2.0% per thirty days, compounding monthly, subject to applicable legal limits.

The Loan is secured by a first-priority security interest in all assets related to “Sound of Freedom,” including distribution proceeds, and a repayment lien on all future media projects of the Borrower and the Company, subordinated to certain pre-existing obligations except for “Sound of Freedom” assets. The Company provided a corporate guaranty, granting the Lender a first-priority lien on its assets related to the film and a subordinated lien on other future projects until the indebtedness is repaid. Additional costs include a $0.1 million set-up fee and $30.0 thousand in legal fees payable to the Lender.

Concurrently, on February 5, 2025, the Company, the Lender and the Collection Manager entered into a collection account management agreement to manage the collection and distribution of approximately $21.8 million in gross receipts from the licensing receivables from the feature film “Sound of Freedom.” The Collection Manager will oversee the receipt and distribution of these funds, with priority payments of up to $6.3 million directed to the Lender under the Loan Agreement, thus reducing net proceeds available to the Company. The Company will not be required to make direct cash payments for the $0.7 million quarterly installments, as these will be paid directly from the collected licensing receipts. The Company maintains a receivable for the $0.7 million quarterly payments, representing the amounts collected on its behalf to satisfy the loan repayment.

As a result of this transaction, the Company has derecognized short-term and long-term licensing receivables and related accrued royalty liabilities, as the rights to the receivables have been assigned to the Lender. Additionally, a financing discount previously applied to the receivables, which had been recognized as interest income over time, has now been fully recognized as interest income upon the closing of the Loan Agreement.

Debt and Financing

On February 19, 2025, the Company received a default notice from the lender regarding the assumable debt guarantee discussed in “Note 10. Commitments and Contingencies—Assumable Debt Guarantee” above. The guarantee relates to the loan for which the Company recorded a loan guarantee receivable and a corresponding loan guarantee payable as of December 31, 2024. Subsequent to December 31, 2024, the Company has been required to make $2.0 million in payments under this guarantee and expects it will be paying the remaining balance over the coming months. For more details on the Company’s loan guarantees and related accounting treatment, see “Note 10. Commitments and Contingencies—Assumable Debt Guarantee.”

During January and February 2025, the Company entered into several loan agreements where bitcoin is used as collateral. The Company retains the economic risk of the bitcoin. The loans have terms of twelve months or less, with the total value of loan principal secured by bitcoin collateral amounting to $13.5 million. Interest on the loans range between 11.5% to 15.0%.

During the first quarter of 2025, the Company sold an aggregate of 431,402 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $14.1 million. The issuances of the Class C Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company intends to use the proceeds from the sales of Class C Common Stock to manage its business and provide working capital for its operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to its officers and employees.