Form 10-Q
period 2025-03-31
Angel Studios, Inc.
filed 2025-05-15
CIK 1671941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of April 30, 2025:

Class A Common Stock: 11,262,784 shares

Class B Common Stock: 2,997,403 shares

Class C Common Stock: 3,912,472 shares

Class F Common Stock: 9,791,821 shares

ANGEL STUDIOS, INC.

FORM 10-Q

March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,185,031	$7,211,826
Accounts receivable, net	13,136,046	16,234,301
Current portion of licensing receivables, net	8,940,688	8,785,636
Physical media inventory	1,609,298	1,711,638
Current portion of notes receivable	1,560,893	747,282
Current portion of digital assets receivable	20,212,926	—
Loan guarantee receivable	9,638,416	9,112,500
Prepaid expenses and other	13,376,790	9,146,017
Total current assets	82,660,088	52,949,200

Licensing receivables, net	10,068,216	12,074,629
Notes receivable, net of current portion	4,171,109	4,235,344
Property and equipment, net	683,355	778,927
Content, net	1,911,664	1,710,866
Intangible assets, net	1,898,893	1,917,155
Digital assets	3,272,847	12,457,387
Investments in affiliates	9,217,834	9,066,137
Operating lease right-of-use assets	2,573,176	2,744,693
Digital assets receivable, net of current portion	1,535,410	—
Other long-term assets	589,924	589,924
Total assets	$118,582,516	$98,524,262

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,859,622	$7,929,482
Accrued expenses	14,466,478	13,074,655
Current portion of accrued licensing royalties	17,649,356	15,362,400
Current portion of notes payable	22,163,481	11,455,940
Current portion of operating lease liabilities	692,824	673,295
Deferred revenue	36,012,666	22,171,808
Loan guarantee payable	7,638,416	9,112,500
Current portion of accrued settlement costs	287,244	280,238
Total current liabilities	106,770,087	80,060,318

Accrued settlement costs, net of current portion	4,017,241	4,091,733
Accrued licensing royalties, long-term	8,367,099	8,367,099
Notes payable, net of current portion	3,412,222	—
Operating lease liabilities, net of current portion	1,971,697	2,153,463
Total liabilities	$124,538,346	$94,672,613

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 85,000,000 shares authorized; 27,466,604 and 26,987,787 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	$27,466	$26,987
Additional paid-in capital	112,917,006	95,472,458
Noncontrolling interests	2,425,339	8,222,953
Accumulated deficit	(121,325,641)	(99,870,749)
Total stockholders’ equity	(5,955,830)	3,851,649
Total liabilities and stockholders’ equity	$118,582,516	$98,524,262

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Licensed content and other revenue	$46,206,744	$25,270,272
Pay it Forward revenue	1,233,896	3,587,934
Total revenue	47,440,640	28,858,206

Operating expenses:
Cost of revenues	17,767,225	13,650,851
Selling and marketing	52,238,293	21,756,313
General and administrative	7,367,254	5,242,437
Research and development	3,357,904	4,365,238
Legal expense	414,513	3,429,187
Total operating expenses	81,145,189	48,444,026
Operating loss	(33,704,549)	(19,585,820)

Other income (expense):
Net gain (loss) on digital assets	(3,299,105)	—
Interest expense	(1,564,155)	(571,791)
Interest income	1,124,691	890,260
Total other income (expense), net	(3,738,569)	318,469
Loss before income tax benefit	(37,443,118)	(19,267,351)
Income tax benefit	—	(4,403,068)
Net loss	$(37,443,118)	$(14,864,283)

Net loss attributable to noncontrolling interests	(26,208)	(20,199)
Net loss attributable to controlling interests	$(37,416,910)	$(14,844,084)

Net loss per common share - basic	$(1.375)	$(0.594)
Net loss per common share - diluted	$(1.375)	$(0.594)

Weighted average common shares outstanding - basic	27,217,011	25,000,518
Weighted average common shares outstanding - diluted	27,217,011	25,000,518

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2024	11,270,828	$11,271	3,005,416	$3,005	2,950,235	$2,950	9,761,308	$9,761	$95,472,458	$(99,870,749)	$8,222,953	$3,851,649
Stock options exercised	—	—	—	—	—	—	29,188	29	80,487	—	—	80,516
Issuance of common stock, net of fees	—	—	—	—	451,666	452	—	—	14,796,252	—	—	14,796,704
Repurchase of common stock	—	—	—	—	(13)	—	(2,024)	(2)	(65,027)	—	—	(65,029)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,632,836	—	—	2,632,836
Digital assets market value adjustment	—	—	—	—	—	—	—	—	—	15,962,018	—	15,962,018
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	228,594	228,594
Redemptions of equity	—	—	—	—	—	—	—	—	—	—	(6,000,000)	(6,000,000)
Net loss	—	—	—	—	—	—	—	—	—	(37,416,910)	(26,208)	(37,443,118)
Balance as of March 31, 2025	11,270,828	$11,271	3,005,416	$3,005	3,401,888	$3,402	9,788,472	$9,788	$112,917,006	$(121,325,641)	$2,425,339	$(5,955,830)

Balance as of December 31, 2023	10,939,165	$10,939	3,346,358	$3,346	898,316	$899	9,807,461	$9,807	$49,875,530	$(10,073,191)	$(151,670)	$39,675,660
Stock options exercised	—	—	—	—	—	—	18,606	19	71,676	—	—	71,695
Transfer of common stock	—	—	—	—	186,168	186	(186,168)	(186)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(3,620)	(4)	(51,328)	—	—	(51,332)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,012,365	—	—	1,012,365
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(1,825)	—	(1,825)
Net loss	—	—	—	—	—	—	—	—	—	(14,844,084)	(20,199)	(14,864,283)
Balance as of March 31, 2024	10,939,165	$10,939	3,346,358	$3,346	1,084,484	$1,085	9,636,279	$9,636	$50,908,243	$(24,919,100)	$(171,869)	$25,842,280

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,443,118)	$(14,864,283)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	224,316	269,832
Amortization of operating lease assets	171,518	177,738
Stock-based compensation expense	2,632,836	1,012,365
Net loss on digital assets	3,299,105	—
Investments in affiliates gain	(40,698)	(24,843)
Change in deferred income taxes	—	(4,403,068)
Change in operating assets and liabilities:
Accounts receivable	3,098,255	8,597,415
Physical media inventory	102,340	(16,214)
Prepaid expenses and other current assets	(4,230,773)	(1,375,480)
Licensing receivables	1,851,361	(7,789,316)
Content	(259,305)	(226,972)
Other long-term assets	—	(15,000)
Accounts payable and accrued expenses	2,435,478	755,953
Accrued licensing royalties	2,286,956	(4,752,593)
Operating lease liabilities	(162,237)	(173,567)
Deferred revenue	13,840,858	4,554,331
Net cash and cash equivalents used in operating activities	(12,193,108)	(18,273,702)

Cash flows from investing activities:
Purchases of property and equipment	(51,977)	(146,886)
Issuance of notes receivable	(837,309)	(1,228,307)
Collections of notes receivable	87,933	1,239,853
Purchase of digital assets	—	(44,992)
Sale of digital assets	99,118	—
Investments in affiliates	(110,999)	15,034
Net cash and cash equivalents used in investing activities	(813,234)	(165,298)

Cash flows from financing activities:
Repayment of notes payable	(9,691,628)	(4,383,501)
Repayment of loan guarantee	(2,000,000)	—
Receipt of notes payable	22,904,952	10,708,437
Repayment of accrued settlement costs	(67,486)	(61,139)
Exercise of stock options	80,516	71,695
Issuance of common stock	14,796,704	—
Investments in minority owned entities	228,594	—
Redemption of equity in noncontrolling interests	(6,000,000)	—
Repurchase of common stock	(65,029)	(51,332)
Debt financing fees	(207,076)	—
Net cash and cash equivalents provided by financing activities	19,979,547	6,284,160

Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	(1,825)

Net increase (decrease) in cash and cash equivalents	6,973,205	(12,156,665)

Cash and cash equivalents at beginning of period	7,211,826	25,201,425

Cash and cash equivalents at end of period	$14,185,031	$13,044,760

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,573,293	$574,332

Supplemental schedule of noncash financing activities:
Adoption of ASU No. 2023-08	$15,962,018	$—
Change from digital assets to digital assets receivable	21,748,336	—
Operating lease right-of-use assets and liabilities	—	3,479,630
Operating lease obligations incurred to obtain operating lease assets	—	1,868,367

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

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

1.	at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Southport (the “Merger or Business Combination”);
2.	at the Closing, all of the outstanding capital stock of the Company (other than shares subject to Company options, shares held in treasury and any dissenting shares) will be converted into the right to receive shares of common stock, par value $0.0001 per share, of Southport (“Southport Common Stock”), in an aggregate amount equal to (x) $1.5 billion plus the aggregate gross proceeds of any capital raised by the Company prior to the Closing, divided by (y) $10.00;
3.	at the Closing, all of the outstanding options to acquire capital stock of the Company will be converted into comparable options to acquire shares of Southport Common Stock (subject to appropriate adjustments to the number of shares of Southport Common Stock underlying such options and the exercise price of such options);
4.	subject to the approval of the holders of Southport’s public warrants, Southport will amend its public warrants so that, immediately prior to the Closing, each of the issued and outstanding Southport public warrants automatically will convert into 0.1 newly issued share of Southport class A common stock and such warrants will cease to be outstanding (the “Warrant Conversion”); and
5.	at the Closing, Southport will be renamed “Angel Studios, Inc.”

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

Amendment to Agreement and Plan of Merger

On February 14, 2025, Southport, the Company and Merger Sub entered into the Amendment No. 1 to Agreement and Plan of Merger (the “Merger Agreement Amendment”), which amends the Merger Agreement to make the following adjustments:

1.	Remove the closing condition requiring Southport to have at least $5,000,001 of net tangible assets upon the Closing;

2.	Amend the definition of “Acquiror Expense Cap” in the Merger Agreement to increase the amount of expenses from an amount equal to (a) $11,000,000.00 minus (b) the aggregate amount of reasonable and documented Transaction Expenses; provided that the amount in clause (b) shall not exceed $3,500,000.00; to an amount equal to (a) $11,415,000.00 minus (b) the aggregate amount of reasonable and documented Transaction Expenses; provided that the amount in clause (b) shall not exceed $3,863,342.00;

3.	Amend the definition of “Transaction Expenses” in the Merger Agreement to include costs and expenses related to the preparation, filing and distribution of the joint proxy statement/prospectus and other Company Securities and Exchange Commission (“SEC”) filings; and

4.	Amend the provision regarding expense statements to increase the amount of expenses from $11,000,000.00 to $11,415,000.00.

The Merger Agreement Amendment was filed with a Current Report on Form 8-K on February 18, 2025, as Exhibit 2.1, and is incorporated herein by reference.

The Merger Agreement, the Merger Agreement Amendment, the Sponsor Support Agreement and the Angel Studios Stockholder Support Agreement and the other documents related thereto (collectively, the “Transaction Documents”) have been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about the Company, Southport or their respective affiliates. The representations, warranties, covenants and agreements contained in the Transaction Documents were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Transaction Documents and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Transaction Documents instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Transaction Documents and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the applicable dates of the Transaction Documents, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

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

Digital Assets

In 2021, the Company saw a need to further diversify and maximize returns on cash balances that are not required to maintain adequate operating liquidity. As such, the Company implemented a policy that would allow for the investment in bitcoin (digital assets) under this policy.  The Company believes their bitcoin holdings are highly liquid. However, digital assets may be subject to volatile market prices, which may be unfavorable at the time when the Company wants or needs to liquidate them. The Company has ownership of and control over their digital assets and may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the condensed consolidated balance sheet at fair value. Periods prior to January 1, 2025 include digital assets at cost, net of impairment losses incurred since their acquisition.

The Company determines and records the fair value of their digital assets in accordance with ASC Topic 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that they have determined is the principal market for such assets (Level I inputs). The Company determines the cost basis of their digital assets using the cost at the time of acquisition of each unit received. Realized and unrealized gains and losses are now recorded to Net loss (gain) on digital assets in the Company’s condensed consolidated statement of operations.

For periods prior to January 1, 2025, impairment losses were recognized within net loss (gain) on digital assets in the condensed consolidated statements of operations in the period in which the impairment was identified. Also for periods prior to January 1, 2025, gains were not recorded until realized upon sale(s), at which point they were presented net of any impairment losses for the same digital assets held. In determining the gain to be recognized upon sale, the Company would calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

See Note 2, Digital Assets and Digital Assets Receivables, for further information regarding digital assets.

Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the three months ended March 31, 2025, the Company incurred a net loss of approximately $37.4 million and used cash in operating activities of approximately $12.2 million. The Company had an accumulated deficit of approximately $121.3 million as of March 31, 2025.

Management is working to increase revenues through the growth of Angel Guild memberships, the Company’s pipeline of theatrical releases in 2025 and additional streaming agreements. The Company finances marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During 2024 and during the first quarter of 2025, the Company raised $5.0 million and $0.00, respectively, from Regulation A offerings and received $23.3 million and $4.0 million, respectively, from P&A loans, both of which were used for P&A in various theatrical releases during the year.  During 2024 and during the first quarter of 2025, the Company paid $17.9 million and $9.1 million, respectively, for the repayments of P&A loans, including interest and paid $0.00 and $6.0 million, respectively,  as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned during those periods.

Additionally, the Company has raised capital through the sale of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), Class B common stock, par value $0.001 per share (“Class B Common Stock”), Class C common stock, par value $0.001 per share (the “Class C Common Stock”) and Class F common stock, par value $0.001 per share (the “Class F Common Stock,” and together with the Class A Common Stock, Class B Common Stock and Class C Common Stock, the “Common Stock”), generating approximately $14.8 million of cash during the three months ended March 31, 2025, and $32.8 million of cash and $9.5 million in bitcoin during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company has 1) grown from 551,893 to 1,077,497 Angel Guild paying members, generating approximately $49.1 million in cash from Angel Guild paid memberships and 2) secured $22.9 million in debt financing. Management believes the Company will be able to continue to fund operating capital shortfalls through May 2026 through the issuance of debt and Common Stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling Common Stock on acceptable terms proves challenging, the Company can reduce its spend on marketing of the Angel Guild, which could materially affect its growth, its financial condition and/or its ability to continue as a going concern.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of March 31, 2025, the allowance for doubtful accounts receivable was $0.4 million. As of December 31, 2024, the Company’s allowance for doubtful accounts receivable was $0.4 million.

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

Physical Inventory

Physical inventory consists of apparel, DVDs, Blu-rays, books, and other merchandise purchased for resale, related to content the Company is distributing. Physical inventory is recorded at average cost. The Company periodically reviews the physical media inventory for excess supply, obsolescence, and valuations above estimated realization amounts, and provides a reserve to cover these items. Management determined that no reserve for physical media inventory was necessary as of March 31, 2025 and December 31, 2024.

Prepaid Expenses and Other

Prepaid expenses primarily represent payments made in advance for services and goods to be received in future periods. These include but are not limited to prepayments for insurance, software, rent, fees and future advertising. As the benefits are consumed or utilized, the prepaid assets are recognized as expenses on the consolidated statements of operations.

Other assets may include royalty advances, deposits and interest receivable. The Company also capitalizes expenses related to its proposed Business Combination with Southport. As of March 31, 2025, the balance of prepaid expenses related to the proposed Business Combination was $3.3 million. As of December 31, 2024, the balance of prepaid expenses related to the proposed Business Combination was $2.6 million.

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

Notes Receivable

The Company enters into various notes receivable with filmmakers for marketing and other purposes. The Company records its notes receivable based on actual amounts loaned or paid for on behalf of the filmmaker. The Company also has a note receivable from the disposition of a business in 2021. The Company establishes specific reserves for those customer accounts identified with collection problems due to insolvency or other issues. The Company’s notes receivable are considered past due when payment has not been received within thirty days of the due date. The amounts of the specific reserves are estimated by management based on various assumptions, including the customer’s financial position, age of the receivables and changes in payment schedules and histories.

Notes receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0.00 as of March 31, 2025 and December 31, 2024.

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

Angel Guild Memberships

Angel Guild membership fees, which include both standard and premium membership options, are recorded as deferred revenue when received. As of March 31, 2025 and December 31, 2024, the Company had $34.2 million and $19.8 million, respectively, of deferred revenue related to Angel Guild memberships. These amounts are expected to be recognized as revenue over the membership period, primarily within the next twelve months.

Content Licensing

For certain content licensing arrangements, the Company recognizes deferred revenue when payment is received in advance of delivering the content or when performance obligations related to the licensing arrangement have not yet been satisfied. Revenue is recognized as content is delivered and the customer can begin exploiting the content, or, in the case of usage-based royalties, when the sale or usage occurs. As of March 31, 2025 and December 31, 2024, the Company had $0.00 of deferred revenue related to content licensing arrangements.

Pay it Forward

The Company receives Pay it Forward payments, which are used to offset the costs of free or discounted theatrical tickets provided to others. Pay it Forward payments in excess of Ticket Redemption Expenses (as defined below) are initially recorded as deferred revenue. Revenue is recognized as Pay it Forward payments are redeemed for tickets or when it is determined that future ticket redemptions will be less than the deferred revenue balance. As of March 31, 2025, and December 31, 2024, the Company had $0.1 million and $0.4 million, respectively, of deferred revenue related to Pay it Forward payments, which is expected to be redeemed or recognized as revenue within the next twelve months.

Theatrical Ticket Presales

The Company records deferred revenue related to theatrical ticket presales, which represent payments received in advance of scheduled theatrical releases. Revenue is recognized when the related theatrical releases occur. As of March 31, 2025 and December 31, 2024, the Company had $1.0 million and $1.0 million, respectively, of deferred revenue related to these presales.

Other Deferred Revenue

As of March 31, 2025 and December 31, 2024, the Company had $0.7 million and $1.0 million, respectively, in deferred revenue from various other types of contractual arrangements. These amounts will be recognized as revenue when the performance obligations are satisfied, primarily within the next twelve months.

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

	For the three months ended March 31,
	2025	2024
Angel Guild	$34,697,518	$4,662,313
Theatrical	7,728,206	8,384,643
Content licensing	2,596,504	10,065,025
Merchandise	943,844	1,867,192
Theatrical Pay it Forward	698,635	—
Pay it Forward	535,261	3,587,935
Other	240,672	291,098
Total Revenue	$47,440,640	$28,858,206

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

Content Licensing Revenue

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

Sales or usage based royalties represent amounts due to us based on the “sale” or “usage” of the Company’s content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. The actual amounts due to the Company under these arrangements are typically not reported to the Company until several months after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While the Company believes these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than the Company’s estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the March 31, 2025 and 2024 periods have been immaterial.

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

Theatrical Pay it Forward Revenue

The Company also collects Pay it Forward payments for the Company’s upcoming or current theatrical releases. These collections are used to offset the cost the Company incurs to purchase free or discounted tickets (“Ticket Redemption Expenses”), for people who may not have otherwise been able to watch the film. If total theatrical Pay it Forward payments are in excess of total Ticket Redemption Expenses, the excess amount will initially be included on the Company’s condensed consolidated financial statements as deferred revenue. Deferred revenue will be recognized as Pay it Forward revenue during a reporting period if future Ticket Redemption Expenses are expected to be less than the deferred revenue balance.

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

Selling and Marketing Expenses

Selling and marketing expenses represent costs incurred by the Company in promoting and selling its products or services. These expenses are recognized in the condensed consolidated statements of operations in the period in which they are incurred.

Components of selling and marketing expenses include advertising and promotional activities, salaries and benefits for sales and marketing personnel, travel and entertainment expenses related to sales and marketing activities, and costs of marketing materials. It also includes costs incurred by the Company to purchase movie tickets for giving away, which costs are offset by the Pay it Forward receipts the Company receives from customers who Pay it Forward for others to see the show. The total amount of Pay it Forward receipts that were offset against selling and marketing costs during the periods ended March 31, 2025, and 2024 were $0.3 million and $1.1 million, respectively. The Company incurred total advertising expenses of $46.0 million and $16.7 million for the three months ended March 31, 2025, and 2024, respectively.

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

General and administrative expenses are recognized in the condensed consolidated statements of operations in the period in which they are incurred. Expenses are measured at the fair value of the consideration given in exchange for goods or services received.

Research and Development Expenses

Research and development expenses consist primarily of payroll, software and other related expenses for research and development personnel responsible for making improvements to the Company’s service offerings, including testing and maintaining and modifying the user interface and infrastructure. These expenses are recognized in the condensed consolidated statements of operations in the period in which they are incurred.

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

As of March 31, 2025 and December 31, 2024, the Company had $0.00 million of deferred tax assets.

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

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Maker  (“CODM”), Neal Harmon, our Chief Executive Officer, evaluates the Company’s financial performance and allocates resources based on consolidated financial results. The Company does not manage its operations or prepare financial information on a disaggregated basis beyond the consolidated level for internal reporting purposes.

The CODM reviews consolidated operating results, primarily focusing on revenue, operating income (loss), and key expense categories to assess performance and make strategic decisions. The single reportable segment derives its revenue as described above, primarily from Angel Guild revenue, theatrical release revenue, content licensing, merchandise revenue, Pay it Forward revenue and other revenue. Segment profit or loss is measured consistently with the condensed consolidated operating income (loss) presented in the condensed consolidated statements of income.

The significant expense categories regularly provided to the CODM as part of the consolidated financial review include cost of revenue, selling and marketing, research and development and general and administrative expenses. The amounts for these categories are included in the condensed consolidated statements of operations. These expenses represent the primary financial measures used by the CODM to evaluate operational efficiency and resource needs. No other significant expense categories or performance metrics are regularly provided to the CODM on a disaggregated basis.

The Company’s accounting policies for segment reporting are consistent with the significant accounting policies described in Note 1.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision-usefulness of income tax disclosures by requiring, among other items, greater disaggregation in the rate reconciliation and income taxes paid by jurisdiction.

The guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU does not affect interim period disclosures (e.g., Form 10-Q), and as such, no changes have been made to the Company’s interim reporting. The Company is currently evaluating the impact of this ASU on its annual income tax disclosures and does not expect it to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

ASU 2023-08

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This standard provides accounting and disclosure guidance for crypto assets that meet the definition of an intangible asset and certain other criteria. In-scope assets are subsequently measured at fair value with changes recorded in the consolidated statements of operations. The standard requires separate presentation of (1) in-scope crypto assets from other intangible assets and (2) changes in the fair value of those crypto assets. Disclosure of significant crypto asset holdings and an annual reconciliation of the beginning and ending balances of crypto assets are also required. This ASU becomes effective for annual periods beginning in 2025, including interim periods, with early adoption permitted. The Company adopted this standard beginning on January 1, 2025. The cumulative effect of the changes made on its January 1, 2025 condensed consolidated balance sheets for the adoption of the new crypto assets standard was as follows:

	Balances as of December 31, 2024	Adjustments from Adoption of the New Crypto Standard	Balances as of January 1, 2025
Assets
Digital assets	$12,457,387	$15,962,018	$28,419,405
Stockholders' equity
Accumulated deficit	$99,870,749	$(15,962,018)	$83,908,731

2.	Digital Assets and Digital Assets Receivable

The table below summarizes the digital assets shown on the Company’s condensed consolidated balance sheets as of March 31, 2025:

	March 31, 2025
	Units	Cost Basis	Fair Value
Digital assets held:
Bitcoin	39.647365 BTC	$2,522,135	$3,272,847
Total		$2,522,135	$3,272,847

The Company has recorded a portion of their digital assets as digital assets receivable for the digital assets the Company sent to third party lenders as collateral against certain notes payable. For more information, see Note 3, Notes Payable. The table below summarizes the digital assets receivable shown on the Company’s condensed consolidated balance sheets as of March 31, 2025:

	March 31, 2025
	Units	Cost Basis	Fair Value
Digital assets receivable:
Bitcoin	263.460000 BTC	$16,296,893	$21,748,336
Total		$16,296,893	$21,748,336

During the period ended March 31, 2025, the Company recorded realized losses of $3.4 thousand and unrealized losses of $3.3 million on the Company’s condensed consolidated statement of operations.

During the period ended March 31, 2024, the Company did not have any impairment losses or realized gains or losses recorded on the  Company’s condensed consolidated statement of operations.

3.Notes Payable

In January 2024, the Company entered into a short-term loan agreement with an unaffiliated third party for $0.3 million with a 10.0% interest rate and maturity date of 100 days. As of December 31, 2024, the note principal and interest had been repaid.

In February 2024, the Company entered into a revolving P&A loan agreement with a related-party. See Note 6, Related-Party Transactions, for further discussion.

In May 2024, the Company entered into P&A loans totaling $3.0 million. The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The principal balance is payable along with a 10.0% coupon on the total loans.  As of March 31, 2025 and December 31, 2024, the total amount outstanding was $2.5 million and $3.3 million, respectively.  The balance is expected to be fully paid within the next twelve months.

In May 2024, the Company entered into a short-term loan agreement for $0.5 million with a 10.0% interest rate and maturity date of 100 days. As of December 31, 2024, the note principal and interest had been repaid.

On February 5, 2025, the Company entered into a loan agreement with a third-party lender to secure senior secured financing related to  the licensing receivables from the feature film “Sound of Freedom.” Under the agreement, the lender paid to the borrower $5.4 million (the “Loan”) for working capital and future media acquisition and production. In exchange, the borrower assigned the rights to certain licensing receivables to the lender. The loan has an effective interest rate of 18.5% and is repayable in nine quarterly installments of $0.7 million each, commencing February 15, 2025, with a maturity date of February 15, 2027. The loan is secured by a first-priority security interest in all assets related to “Sound of Freedom,” including distribution proceeds, and a repayment lien on all future media projects of the borrower and the Company, subordinated to certain pre-existing obligations except for “Sound of Freedom” assets. Additional costs include $0.1 million in set-up and legal fees which were recorded as a debt discount.

During January and February 2025, the Company entered into several note agreements totalling $13.5 million. The notes mature between February 2026 and April 2026 with interest on the notes ranging between 11.5% to 12.0%. The Company used a portion of their digital assets  as collateral on the notes. The initial margin required as collateral ranged between 150.0% – 167.0% percent of the note amount. Additional collateral is required if the value of the note to collateralized digital currency falls between 140.0% – 143.0% percent depending on the note. As of March 31, 2025, the market value of digital assets transferred to the lenders as collateral was approximately $21.7 million. As the Company retains the economic risk of the digital currency, digital assets receivable are recorded in the condensed consolidated balance sheets.

4.Commitments and Contingencies

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

Mergers and Acquisitions

In July 2022, the Company purchased an 8.0% interest in an entity that is partially owned by one or more of the Company’s directors, officers, and stockholders. This entity produces content for the Company’s platforms. The total purchase price was $1.7 million. In August 2023, the Company entered into negotiations to acquire this entity in full. While negotiations are ongoing, the Company agreed to fund the operations of the entity. The Company funded a total of $4.4 million during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company funded an additional $1.0 million related to supporting operations of the entity which was expensed by the Company.

In August 2024, the Company agreed to a non-binding term sheet to acquire the rights related to a project currently under a content licensing agreement. The total purchase price was $30.0 million. The Company agreed to fund the operations of the entity until and following the completion of the acquisition. During the year ended December 31, 2024, the Company funded $2.2 million. During the three months ended March 31, 2025, the Company funded an additional $1.3 million related to supporting operations of the entity which was expensed by the Company.

As of March 31, 2025, the Company had made certain payments totaling $2.3 million related to the proposed acquisition of Slingshot USA, LLC, which has yet to be completed. These payments consisted of a $0.5 million non-refundable earnest money deposit and $1.8 million in cash injections for production costs. The transaction is currently the subject of litigation, and the final outcome remains uncertain. The Company is assessing the ongoing financial obligations and risks associated with the proposed acquisition and litigation.

5.Common Stock

The Company has authorized capital stock consisting of 85,000,000 shares of common stock, par value $0.001 per share, of which 27,500,000 shares have been designated as Class A Common Stock, 4,000,000 have been designated as Class B Common Stock, 38,000,000 have been designated as Class C Common Stock and 15,500,000 have been designated as Class F Common Stock.

Loss per Share

The following table represents the Company’s loss per share for the three and three months ended March 31:

	Three Months Ended
	2025	2024
Numerator:
Net loss attributable to controlling interests	$(37,416,910)	$(14,844,084)

Denominator:
Weighted average basic shares outstanding	27,217,011	25,000,518
Effect of dilutive shares	—	—
Weighted average diluted shares	27,217,011	25,000,518

Basic loss per share	$(1.375)	$(0.594)
Diluted loss per share	$(1.375)	$(0.594)

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive.  All potential common shares were anti-dilutive as a result of the Company’s net losses during the three months ended March 31, 2025 and 2024.  If the Company had income during the three months ended March 31, 2025 and 2024, the number of dilutive shares should be 2,978,669 and 2,005,008, respectively.

6.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers, and stockholders. During the three months ended March 31, 2025 and 2024, the Company incurred expenses of $0.1 million and $0.2 million, respectively, to the related party for marketing services.

In July 2021, the Company purchased a 50.0% interest in the entity that owns the building in which the Company leases its office space from. Lease payments made during the period of related party ownership were $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100.0% owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was set up for the specific purpose of raising P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 110.0% (initial investment plus a 10.0% return) of their invested amount. Angel P&A has priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims, with the exception of money raised under Regulation A of Section 3(6) of the Securities Act, for P&A (if any) which would take first priority, from the film are paid. When Angel P&A receives the repayment on these notes, the interest portion is distributed to the institutional investors and the original investment can either remain at Angel P&A for additional P&A loans needed by the Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and the Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. The maturity on the loans are typically due between 80 – 120 days from the individual draw.  As of March 31, 2025 and December 31, 2024, $5.0 million and $8.2 million, respectively, of notes payable and related interest was due to Angel P&A.

7.Subsequent Events

Subsequent events have been evaluated through May 13, 2025, which is the date the condensed consolidated financial statements were available to be issued.

Acquisition Agreement

In April 2025, the Company entered into a non-binding term sheet to acquire Black Autumn Show, Inc., including its Homestead film, television series and related assets, for stock consideration based on a valuation of up to $28.2 million. The transaction remains subject to due diligence, board approvals and execution of definitive agreements.

Sale of Common Stock

During the second quarter of 2025 and through the date of this filing, the Company sold an aggregate of 564,735 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $18.5 million. The issuances of the Class C Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company intends to use the proceeds from the sales of Class C Common Stock to manage its business and provide working capital for its operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to its officers and employees.

Regulation A Offering by Consolidated VIE

Subsequent to March 31, 2025, Angel Studios 010, Inc., a consolidated variable interest entity, closed an offering of preferred units under Regulation A of Section 3(6) of the Securities Act, which raised raising gross proceeds of approximately $5.0 million. All proceeds, net of fees, have been received as of the date of this filing. The offering will be reflected in the Company’s consolidated financial statements in future periods.

Entry Into A Material Definitive Agreement

On May 2, 2025, the Company entered into a note and warrant purchase agreement (the “Purchase Agreement”) with an investor (the “Investor”), providing for the private placement of a subordinated convertible promissory note with a principal balance of $5.0 million (the “Convertible Note”) and warrant (the “Warrant”) to purchase 30,525 shares of the Company’s Class C Common Stock with an exercise price of $32.76 per share. The Convertible Note bears interest at a rate of 15.0% per annum, compounded monthly, and computed on the basis of a 365-day year, and the Convertible Note and any interest accrued, is due and payable in cash on the maturity date of May 1, 2027 (the “Maturity Date”). The Warrant may be exercised during the term of the Convertible Note and will expire at 5 p.m. Utah local time on May 1, 2027.

At the Investor’s option and prior to the Maturity Date, the Convertible Note and any accrued interest may be converted into shares of the Company’s Class C Common Stock at a fixed price of $32.76 per share. The Company does not have the right to prepay the Convertible Note.

Upon the occurrence of an Event of Default (as defined below), the Investor may, by written notice to the Company, declare the Convertible Note to be due immediately and payable with respect to the Convertible Note balance. An “Event of Default” means (i) failure by the Company to pay the Convertible Note balance on the Maturity Date, (ii) voluntary bankruptcy or insolvency proceedings, or (iii) involuntary bankruptcy or insolvency proceedings. Upon the occurrence of an Event of Default specified in clause (ii) or (iii) above, the Convertible Note balance shall automatically and immediately become due and payable, in all cases without any action on the part of the Investor.

The closing of the sale of the Convertible Note and Warrant occurred on May 5, 2025. Pursuant to the Purchase Agreement, the company issued a Convertible Note with the aggregate principal amount of $5.0 million to the Investor, following receipt of the respective purchase amounts. Along with the issuance of the Convertible Note, the Company also issued a Warrant to purchase an aggregate of 30,525 shares of the Company’s Class C Common stock to the Investor. Upon the completion of the foregoing, the sale of the Convertible

Note and Warrant, in the aggregate principal amount of $5.0 million, pursuant to the Purchase Agreement, has been duly consummated and closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Angel Studios, Inc. (“Angel Studios,” “we,” “our,” “us,” or the “Company”). You should read the following discussion and analysis in conjunction with the accompanying condensed consolidated financial statements of the Company and the notes thereto, as well as with the Company’s Annual Report on Form 10-K, including the audited consolidated financial statements and the related notes included therein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements, including with respect to our recently announced proposed Business Combination (as defined below). The forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and Quarterly Reports on Form 10-Q, and the registration statement on Form S-4 that Southport Acquisition Corporation, a Delaware corporation (“Southport”) has filed with the Securities and Exchange Commission (“SEC”)  relating to our proposed Business Combination. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of the date of this filing, through the Angel Guild, over 1,100,000 million paying members from more than 170 different countries help decide what film and TV projects we will market and distribute.

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

Bitcoin Treasury Strategy:  Seeking to Empower the Angel Guild for Generations

As of March 31, 2025, we held an aggregate of approximately 303.1 bitcoins, of which 263.46 bitcoins have been pledged as collateral towards $13.5 million in loans obtained during the three months ended March 31, 2025. We plan to acquire and hold bitcoin as a strategic treasury asset as an adjunct to our core film and TV distribution business. We have not currently set any official policies governing how or when we will exchange cash for bitcoin, or sell bitcoin for cash, with the exception that bitcoin may be sold, if necessary, to meet the day-to-day financial obligations of the Company.

The continued implementation of our bitcoin treasury strategy aims to support its mission-driven approach of funding the world’s best filmmakers in producing stories that amplify light for generations to come. The overall strategy contemplates that we may (i) enter into capital raising transactions that are collateralized by its bitcoin holdings, (ii) consider pursuing strategies to create income streams or otherwise generate funds using its bitcoin holdings and (iii) periodically sell bitcoin for general corporate purposes, including to generate cash to meet its operating requirements.

Regulation A Offering

On September 10, 2024, we sold an aggregate of 661,375 shares of our Class C Common Stock, par value $0.001 per share (the “Class C Common Stock”), pursuant to an offering under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”) (the “Reg A Offering”). The price of the Class C Common Stock was $30.24 per share (the “Reg A Price”), and the  the Reg A Offering generated gross proceeds of approximately $20.0 million. We determined the Reg A Price after considering several key factors at that time, including (i) the information set forth in our offering statement on Form 1-A, originally filed with the SEC on June 20, 2024, as subsequently amended and filed with the SEC on each of August 9, 2024 and August 27, 2024, and as qualified by the SEC on August 29, 2024, (ii) our history and future growth expectations, as well as the history and future growth expectations of the industry in which we compete, (iii) our past and present financial performance, (iv) our prospects for future earnings and the present state of our business, (v) the general condition of the securities markets at the time of the Reg A Offering, (vi) the recent market prices of, and demand for, publicly traded common stock of generally comparable companies and (vii) other relevant factors. Our Chief Executive Officer, Neal Harmon, purchased eight shares of Class C Common Stock, our President, Jordan Harmon, purchased 661 shares of Class C Common Stock, our Chief Content Officer, Jeffrey Harmon purchased eight shares of Class C Common Stock and one of our directors, Paul Ahlstrom, purchased sixteen shares of Class C Common Stock, in each case as part of the Reg A Offering. We intend to use the proceeds from the Reg A Offering to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

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

Other

During the first quarter of 2025, we sold an aggregate of 451,666 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $14.8 million. During the second quarter of 2025 and through the date of this filing, we sold an aggregate of 494,527 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $16.2 million. The issuances of the Class C Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. We intend to use the proceeds from the sales of Class C Common Stock to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

Recent Developments

On September 11, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Southport, Sigma Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Southport (“Merger Sub”), and Angel Studios. The Merger Agreement provides for, among other things, the merger of Merger Sub with and into Angel Studios (the “Business Combination”), with Angel Studios surviving the Business Combination as a wholly owned subsidiary of Southport, in accordance with the terms and subject to the conditions of the Merger Agreement. Immediately after the Business Combination’s closing, Southport will be renamed “Angel Studios, Inc.” On February 14, 2025, the same parties entered into the Amendment No. 1 to Agreement and Plan of Merger (the “Merger Agreement Amendment”), which amended certain provisions of the Merger Agreement. For more information about the Merger Agreement, Merger Agreement Amendment and the proposed Business Combination with Southport, see Note 1 to the accompanying condensed consolidated financial statements of the Company and the notes thereto,  our Current Reports on Form 8-K filed with the SEC on September 11, 2024 and February 18, 2025, respectively, and the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination. Unless specifically stated, this Quarterly Report  on Form 10-Q does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. Such risks and effects relating to the proposed Business Combination are included in the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination. The consummation of the proposed Business Combination is subject to certain conditions as further described in the Merger Agreement and the Merger Agreement Amendment.

Financial Operations Overview

Revenues

Historically, we have primarily generated revenue from the Angel Guild, theatrical distribution, content licensing and other. See “Revenue” for more information.

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

Results of Operations

The following represents our performance highlights for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

	For the three months ended March 31,		Change
	2025	2024	2025 vs. 2024
Revenues	$47,440,640	$28,858,206	$18,582,434	64%
Cost of revenues	17,767,225	13,650,851	4,116,374	30%
Selling and marketing	52,238,293	21,756,313	30,481,980	140%
General and administrative	7,367,254	5,242,437	2,124,817	41%
Research and development	3,357,904	4,365,238	(1,007,334)	(23)%
Legal expense	414,513	3,429,187	(3,014,674)	(88)%
Operating loss	(33,704,549)	(19,585,820)	(14,118,729)	72%
Net gain (loss) on digital assets	(3,299,105)	—	(3,299,105)	100%
Interest expense	(1,564,155)	(571,791)	(992,364)	174%
Interest income	1,124,691	890,260	234,431	26%
Loss before income tax benefit	(37,443,118)	(19,267,351)	(18,175,767)	94%
Income tax benefit	—	(4,403,068)	4,403,068	(100)%
Net loss	$(37,443,118)	$(14,864,283)	$(22,578,835)	152%

Revenues

The following represents our performance highlights for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024:

	For the three months ended March 31,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$34,697,518	$4,662,313	$30,035,205	644%
Theatrical	7,728,206	8,384,643	(656,437)	(8)%
Content licensing	2,596,504	10,065,025	(7,468,521)	(74)%
Merchandise	943,844	1,867,192	(923,348)	(49)%
Theatrical Pay it Forward	698,635	—	698,635	100%
Pay it Forward	535,261	3,587,935	(3,052,674)	(85)%
Other	240,672	291,098	(50,426)	(17)%
Total Revenue	$47,440,640	$28,858,206	$18,582,434	64%

During the three months ended March 31, 2025 compared to the three months ended March 31, 2024, the increase in revenues was largely due to the  increase in Angel Guild revenue by $30.0 million as a result of increased Angel Guild members from 126,387 to 1,077,497 paying Angel Guild members during this time frame.  This increase was offset by a decrease in: 1) Content licensing revenue, which decreased approximately $7.5 million as a result of large licensing deals being entered into for some of our 2023 theatrical releases, compared to smaller deals as a result of smaller theatrical box office releases in 2024 and 2) Pay it Forward revenue decreased by $3.1 million, due to our focus transitioning away from Pay it Forward and focusing more on the Angel Guild.

Operating Expenses

Our cost of revenues increased by $4.1 million during 2025 largely as a result of the increased revenue generated from the Angel Guild, namely: 1)  increased transaction and app store fees of $3.2 million and 2) $1.0 million as a result of an increase in royalties owed to filmmakers.  Our cost of revenues is variable in nature, but usually has a correlation to our revenues.

The increase in sales and marketing expense of $30.5 million was primarily due to the promotion of the Angel Guild and increasing memberships. We spent $35.3 million in marketing related to the Angel Guild during the first quarter of 2025, compared to only $4.1 millon during the first quarter of 2024. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Higher general and administrative costs of $2.1 million were related to: 1) additional employee costs of $0.4 million during 2025 related to the support staff necessary to manage the continued and expected growth of the business, and 2) additional option issuance costs of $1.6 million during 2025 due to an increase in options granted to employees and their related black-scholes value on the grant date.

Lower research and development costs of $1.0 million was due to a decrease of $1.0 million in personnel related costs as we continue our focus on improving existing products, optimizing existing services, as well as developing new technology to better support the needs of our customers and partners.

The decrease in legal expense of $3.0 million was largely a result of legal costs associated with The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”) arbitration and estimated liabilities as a result of the outcome of the arbitration during 2024. For more information, see “Part II—Other Information, Item 1. Legal Proceedings.”

Other Income and Expense

The loss on digital assets of $3.3 million in 2025 is a result of measuring our digital assets at fair value at the end of each reporting period per Accounting Standards Update (“ASU”) No. 2023-08 and the value of bitcoin decreasing during the first quarter of 2025.   During the first quarter of 2024, we did not have any impairment losses or realized gains or losses as the company had not yet adopted this standard.

The increase in interest expense of $1.0 million is related to a higher dollar amount of P&A and other notes entered into and outstanding during the first quarter of 2025, compared to the first quarter of 2024, as can be seen on our condensed consolidated statement of cash flows.

The increase in interest income of $0.2 million is the result higher cash balances during the first quarter of 2025, compared to the first quarter of 2024.

The decrease in income tax benefit of $4.4 million is largely the result of the creation of a valuation allowance against certain deferred tax assets and removing our deferred tax asset during 2024.  Based on an evaluation of both positive and negative evidence, including factors such as recent operating losses, we recorded a valuation allowance against these deferred tax assets leading to no income tax benefit being recognized during 2025.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	March 31, 2025	December 31, 2024	2025 vs. 2024
Cash and cash equivalents	$14,185,031	$7,211,826	$6,973,205	97%
Accrued settlement costs	4,304,485	4,371,971	(67,486)	(2)%
Loan guarantee payable	7,638,416	9,112,500	(1,474,084)	(16)%
Notes payable	25,575,703	11,455,940	14,119,763	123%

Cash and cash equivalents increased by $7.0 million in the three months ended March 31, 2025, primarily due to cash used in operating activities of $12.2 million and cash used in investing activities of $0.8 million, offset cash provided by financing activities of $20.0 million.

To date, we have funded a significant portion of our operations through private and public offerings of our common stock and raise of money through notes payable. As of March 31, 2025, we had cash on hand of approximately $14.2 million. We have accrued settlement costs in the amount of $4.3 million, payable over thirty-eight remaining equal quarterly installments of $0.2 million. The expense was recorded at the present value of the obligation with an imputed interest rate of 10.0%. The short-term obligation related to these settlement costs as of March 31, 2025 was $0.3 million and the long-term portion is $4.0 million. Notes payable consist of 1) P&A notes in the amount of $7.5 million with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid within the next twelve months, 2) financing in the amount of $4.7 million, which is payable in quarterly installments of $0.7 million each, commencing February 15, 2025, with a maturity of February 15, 2027, and will be paid from a portion of the collections of our financing receivables, and 3) notes that are collateralized by our digital assets totaling $13.5 million, which are due between February 2026 and April 2026. From time to time, we might provide a third-party guarantee on certain loans between filmmakers and lenders to help finance their film or television series. As of March 31, 2025, we expect to repay the remaining $7.6 million loan balance and subsequently collect the amount from the filmmaker’s future earnings. As we continue to grow, we expect to raise additional funds to cover any shortfall in operating needs. We project that our existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from our membership base, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next twelve months.

Evaluation of Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the period ended March 31, 2025, we incurred a net loss of approximately $37.4 million and used cash in operating activities of approximately $12.2 million. We have an accumulated deficit of approximately $121.3 million as of March 31, 2025. A significant portion of the net loss for the period ended March 31, 2025, was due to the continued marketing expenses to grow Angel Guild memberships. We anticipate that as we continue to grow the business, we will incur operating losses and use cash in operating activities during 2025 and into 2026.

We are working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases in 2025 and additional streaming agreements. We finance marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During 2024 and during the first quarter of 2025, we raised $5.0 million and $0.00, respectively, from Regulation A offerings and received $23.3 million and $4.0 million, respectively, from P&A loans, both of which were used for P&A in various theatrical releases during the year.  During 2024 and during the first quarter of 2025, we paid $17.9 million and $9.1 million, respectively, for the repayments of P&A loans, including interest and paid $0.00 and $6.0 million, respectively,  as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned during those periods.

Additionally, we have raised capital through the sale of our common stock, generating approximately $14.8 million of cash during the period ended March 31, 2025 and we have grown from 551,893 Angel Guild paying members, as of December 31, 2024, to 1,077,497 Angel Guild paying members, as of March 31, 2025, generating approximately $49.1 million in cash from Angel Guild paid memberships during the period ended March 31, 2025. From April 1, 2025, through the date of this Quarterly Report on Form 10-Q, we have generated an additional $16.2 million through the sale of our common stock. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and our common stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling our common stock on acceptable terms proves challenging, we can reduce our spend on marketing of the Angel Guild, which could materially affect our growth, our financial condition and/or our ability to continue as a going concern.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows used in operating activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

	For the three months ended March 31,
	2025	2024	Net Change
Net cash and cash equivalents used in operating activities	$(12,193,108)	$(18,273,702)	$6,080,594

Cash flows used in operating activities for the three months ended March 31, 2025 was $12.2 million compared to cash flows used in operating activities of $18.2 million for the three months ended March 31, 2024. Although 2025 has incurred a greater loss by $22.6 million, the cash used in operating activities decreased during 2025, compared to 2024, mainly due to the increase in deferred revenue and cash received from Angel Guild memberships, an increase in accrued liabilities for a theatrical release that occurred in April 2025, licensing costs due to higher payments being made to filmmakers, and a reduction in licensing revenue with related receivables.  These were offset by a reduction in cash collected from accounts receivable and increase in cash used in prepaid expenses and other current assets.

Investing Activities. Cash flows provided by investing activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

	For the three months ended March 31,
	2025	2024	Net Change
Purchases of property and equipment	$(51,977)	$(146,886)	$94,909
Issuance of notes receivable	(837,309)	(1,228,307)	390,998
Collections of notes receivable	87,933	1,239,853	(1,151,920)
Purchase of digital assets	—	(44,992)	44,992
Sale of digital assets	99,118	—	99,118
Investments in affiliates	(110,999)	15,034	(126,033)
Net cash and cash equivalents used in investing activities	$(813,234)	$(165,298)	$(647,936)

Cash flows used in investing activities for the three months ended March 31, 2025 was $0.8 million compared to cash flows used in investing activities of $0.2 million for the three months ended March 31, 2024. Both periods saw moderate activity in issuing and collecting repayments on notes receivable, with more collections during 2024 being the result of several of our filmmakers paying us back these notes receivables during this period (see “Notes to the Condensed Consolidated Financial Statements—Notes Receivable).

Financing Activities. Cash flows provided by financing activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2025, were as follows:

	For the three months ended March 31,
	2025	2024	Net Change
Repayment of notes payable	$(9,691,628)	$(4,383,501)	$(5,308,127)
Repayment of loan guarantee	(2,000,000)	—	(2,000,000)
Receipt of notes payable	22,904,952	10,708,437	12,196,515
Repayment of accrued settlement costs	(67,486)	(61,139)	(6,347)
Exercise of stock options	80,516	71,695	8,821
Issuance of common stock	14,796,704	—	14,796,704
Investments in minority owned entities	228,594	—	228,594
Redemption of equity in noncontrolling interests	(6,000,000)	—	(6,000,000)
Repurchase of common stock	(65,029)	(51,332)	(13,697)
Debt financing fees	(207,076)	—	(207,076)
Net cash and cash equivalents provided by financing activities	$19,979,547	$6,284,160	$13,695,387

Cash flows provided by financing activities for the three months ended March 31, 2025 were $20.0 million compared to cash flows provided by financing activities of $6.3 million for the three months ended March 31, 2024. During the 2025 period, we raised $14.8 million with issuance of our common stock and $22.9 million in notes payable.  These were offset by the repayment of $9.7 million for

P&A related notes, a $6.0 million redemption paid for equity in noncontrolling interests and a $2.0 million payment related to a loan guarantee. During the 2024 period, we received $10.7 million for P&A related notes and repaid $4.4 million for P&A related notes during the same period.

Trends and Key Factors Affecting Our Performance

Angel Guild

We launched the Angel Guild in the second quarter of 2023. Since that time the Angel Guild grew to 551,893 paying members as of December 31, 2024 and 1,077,497 paying members as of March 31, 2025, accounting for 36.9% and 73.1% of our total revenue, respectively. We attribute the Angel Guild growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel Guild, marketing optimization and upselling to the Angel App user base.

Distribution and License Agreement

Our business does not currently generate revenue from distribution activities related to the content license agreement with The Chosen, dated October 18, 2022 (“Chosen Agreement”). Revenue from distribution activities related to the Chosen Agreement has accounted for 13.7% for the period ended March 31, 2024.

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the TV series “The Chosen,” and any future audiovisual productions derivatives thereof. On May 28, 2024, the arbitrator in the arbitration proceedings issued an Interim Arbitration Award (the “Interim Arbitration Award”) granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award  granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and potential recovery of an allocable portion of its attorney fees, which have been estimated and accrued as of March 31, 2025. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

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

Angel Mobile and TV App Installs

We launched the Angel Mobile App in the fourth quarter of 2021 and the Angel TV App in the first quarter of 2022 (both, individually and collectively, an “Angel App”). Since that time, Angel App installs across all platforms grew to 59,877,979 installs as of December 31, 2024.  As of March 31, 2025, the Angel app has a total of 65,041,790 installs. We attribute the Angel App growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel App and marketing optimization.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of March 31, 2025, we had no outstanding variable rate indebtedness, and we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Our exposure to interest rate risk and foreign currency exchange rate changes is increasing but we do not believe it to be material under current accounting guidance.

We also hold digital assets, and as such, we are exposed to the following risks:

Market Price Risk of Digital Assets

We hold digital assets that are exposed to the impact of market price changes. Declines in the fair market value of these assets will impact the cash value that would be realized if we were to sell our digital assets for cash, therefore having a negative impact on our liquidity. With the adoption of ASU 2023-08 on January 1, 2025, which requires digital assets to be measured at fair value with changes recognized in net income, our exposure to this volatility could be material to our financial condition and results of operations.

Custodian Risk

Our digital assets are held with third-party custodians, NYDIG and BitGo, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our digital assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exhange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Disney Litigation and the Preliminary Injunction

On December 12, 2016, the United States District Court for the Central District of California (the “California Court”) in the matter of Disney Enterprises, Inc.; Lucasfilm Ltd., LLC; Twentieth Century Fox Film Corporation and Warner Bros. Entertainment, Inc., or Plaintiffs, v. VidAngel (the “Disney Litigation”), granted the Plaintiffs’ motion for preliminary injunction against us. On October 5, 2017, the California Court allowed the Plaintiffs to amend the original complaint to add three of their subsidiaries, MVL Film Finance LLC, New Line Productions, Inc. and Turner Entertainment Co., as additional Plaintiffs (collectively the “Plaintiffs”), and identify additional motion pictures as having allegedly been infringed. The Plaintiffs claimed that we unlawfully decrypted and infringed 819 titles in total.

On March 6, 2019, the California Court granted the Plaintiffs’ motion for partial summary judgment as to liability. The order found that we were liable for infringing the copyrights and violating the Digital Millennium Copyright Act (“DMCA”),  with respect to certain motion pictures of the Plaintiffs’. Damages related to the respective copyright infringements and DMCA violations were decided by a jury trial in June 2019. The jury found that we willfully infringed the Plaintiffs’ copyrights and awarded statutory damages of $75.0 thousand for each of the 819 infringed titles, or $61.4 million. The jury also awarded statutory damages of $1.3 thousand for DMCA violations for each of the 819 infringed titles, or $1.0 million. The total award for both counts is $62.4 million. On September 23, 2019, a judgment consistent with the jury’s verdict was entered against us by the California Court. The Plaintiffs also sought an award of costs and attorneys’ fees.

On August 26, 2020, we entered into a Settlement Agreement (the “Disney Settlement Agreement”) with the Plaintiffs as part of our Reorganization Plan (as defined below), effectively ending the litigation. See “—Chapter 11 Bankruptcy” below, for more information on the Disney Settlement Agreement and Reorganization Plan.

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

Reorganization Plan

The Reorganization Plan, as confirmed, contemplated that:

●	We will continue as a “going concern,” thereby ensuring the greatest return to creditors and shareholders by allowing us to reorganize through continuation of its business operations and satisfaction and discharge of its debts over time.
●	Holders of all allowed claims (other than administrative expense claims and priority tax claims) will be paid in full, from funds available and required to be distributed thereto, and the holders of Angel Studios shall retain their interests in Angel Studios.
●	Neal Harmon and Jeffrey Harmon will remain in management positions with us and agreed to refrain from engaging in competitive activities in the business of self-selected viewing for a one-year period. Pursuant to the Disney Settlement Agreement and under the related Security Agreement (as defined in the Disney Settlement Agreement), Neal Harmon and Jeffrey Harmon pledged all their equity in Angel Studios as collateral. If we are found to have four instances of unauthorized use of copyrighted materials in a consecutive five-year period, any Studio (as defined below) may immediately commence an enforcement action against Angel Studios in the Central District of California, and both Neal Harmon and Jeffrey Harmon could lose all of their interests in Angel Studios.
●	We agree not to directly or indirectly, or facilitate any third party, to descramble, decrypt or otherwise bypass a Copyrighted Work of Disney Enterprises, Inc., Lucasfilm Ltd. LLC, Twentieth Century Film Corporation, Warner Bros. Entertainment Inc., MVL Film Finance, LLC, New Line Productions, Inc. and Turner Entertainment Co. (each individually a “Studio” and collectively, the “Studios”) or their respective affiliates, not to reproduce such a Copyrighted Work, not to stream, transmit, or publicly perform such a Copyrighted Work, and not to distribute such a Copyrighted Work.
●	We agree not to sue the Studios, and not to use resources to lobby to amend the Family Movie Act (17 U.S.C. § 110(11)) for a period of fourteen years following the Reorganization Plan Effective Date. We will voluntarily dismiss its appeal of the judgment and the injunction obtained by the Studios.
●	Subject to our compliance with terms and conditions of the Reorganization Plan and related Disney Settlement Agreement, we will pay the Studios $9.9 million over fourteen years, without interest, provided, however, that the unpaid balance of that certain promissory note made by the Company to the Studios in the amount of $62.5 million (the “Note”) minus any paid amounts (the “Settlement Amount”) will remain outstanding for fourteen years from the Reorganization Plan Effective Date. If, upon the expiration of fourteen years after the Reorganization Plan Effective Date, the Settlement Amount is timely paid and there is no breach or violation of the Disney Settlement Agreement that remains uncured after written notice is received and there have not been four instances of unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default (as defined in the Disney Settlement Agreement), in a consecutive five year period, then the Note shall be cancelled, and the original Note marked “Paid and Cancelled” shall be returned to us.
●	The equity holders of Angel Studios shall retain their equity interests in Angel Studios, provided however, that distributions to such equity holders shall not be made unless and until all payment obligations under the Reorganization Plan are made in full.

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

On April 20, 2021, the Bankruptcy Court lifted the stay as the final decision in the Disney Litigation had been determined and we were no longer in bankruptcy. VidAngel Entertainment assumed responsibility for defense of the ClearPlay litigation, and any settlement discussions thereto, as part of the asset purchase agreement, dated March 1, 2021, by and between us, Skip TV Holdings, LLC and VidAngel Entertainment, LLC (the “VidAngel Asset Purchase Agreement”). On November 4, 2021, we informed the court that we sold VidAngel and VidAngel Entertainment is the successor. On January 14, 2022, ClearPlay filed a response stating we and VidAngel Entertainment are liable for past infringement as they are the successor to VidAngel.

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

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement and seeking to terminate the Chosen Agreement. On May 28, 2024, the arbitrator in the arbitration proceedings issued an Interim Arbitration Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Interim Arbitration Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and potential recovery of an allocable portion of its attorney fees, which have been accrued as of March 31, 2025. The Interim Arbitration Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

On September 25, 2024, the Final Arbitration Award was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees. On October 25, 2024, we filed an appeal of the Final Arbitration Award, as permitted under the arbitration provision of the Chosen Agreement. Three arbitrators have been selected to preside over the appeal, which is currently scheduled to take place on May 20, 2025. Unless and until a favorable outcome of such appellate review is determined, we will fully comply with the Final Arbitration Award, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

Slingshot Litigation

On March 11, 2025 we were served with a Complaint dated March 5, 2025 (the “Complaint”), which was filed by Slingshot USA, LLC (“Slingshot”) against us in Utah State Court in the Fourth Judicial District. The Complaint alleges that we breached a 2021 Content Distribution Agreement (“CDA”) with Slingshot, engaged in deceptive business practices and misled investors through non-compliant fundraising activities. On April 11, 2025, we filed a motion to strike, asking the court to dismiss several causes of action alleged by Slingshot. On April 25, 2025, Slingshot filed an amended complaint dropping the stricken causes of action. We intend to vigorously defend Slingshot’s lawsuit and its allegations. No estimates of the possible losses or range of losses can be made at this time.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 28, 2025. For risk factors related to the proposed Business Combination, see the “Risk Factors” section in the registration statement on Form S-4 that Southport has filed with the SEC relating to our proposed Business Combination. There have been no material changes in our risk factors since such filings, except for the following:

Risks Relating to Our Bitcoin Treasury Strategy and Holdings

Our bitcoin treasury strategy exposes us to various risks, including risks associated with bitcoin

Our bitcoin treasury strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $38,000 per bitcoin and above$106,000 per bitcoin on Coinbase during 2024. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.

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

Our bitcoin holdings significantly impact our financial results and the market price of our Common Stock. Our bitcoin holdings have significantly affected our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our Common Stock. See “Risks Relating to Our Bitcoin Treasury Strategy and Holdings—Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

Our bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold bitcoin. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. If bitcoin prices were to decline or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations and the market price of our Common Stock would be materially adversely impacted.

We are subject to counterparty risks, including in particular risks relating to our custodians. In an effort to mitigate our counterparty risks, we currently store all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians. Applicable insolvency law with respect to the holding of digital assets in custodial accounts is not fully developed, and if our custodially-held bitcoin were considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin, or delaying or hindering our access to our bitcoin holdings, and this may ultimately result in the loss of the value related to some or all of such bitcoin, which could have a material adverse effect on our financial condition as well as the market price of our Common Stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price and use of bitcoin. A series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry in recent years have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in the trading price of bitcoin could have significant accounting impacts, including increasing the volatility of our results. The Company has adopted ASU No. 2023-08, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU No. 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Volatility in the price of bitcoin could have a material impact on the carrying value of our digital assets on our balance sheet, increase the volatility of our financial results, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our Common Stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to repay the obligations for which our bitcoin was used as collateral, which could be negatively affected by any disruptions in the crypto market, and if our bitcoin is not liquidated in an orderly manner, the value of the proceeds received may not accurately reflect the market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin treasury strategy.

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

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our Common Stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our Common Stock. Our financial results and the market price our Common Stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, including during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation; of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, such as the (a) transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024; (b) transfers of bitcoin to claimants following proceedings related to a 2016 hack of Bitfinex-which claims are currently being adjudicated, (c) sales of bitcoin by the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) potential sales of 69,370 bitcoin seized from the Silk Road marketplace by the U.S. Department of Justice; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement action against Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
●	changes in consumer preferences and the perceived value or prospects of bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
●	developments relating to the bitcoin protocol, including (i) changes to the bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;

●	disruptions, failures, unavailability, or interruptions in services of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the United States;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy

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
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the bitcoin network;

●	transaction congestion and fees associated with processing transactions on the bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

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

The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;

●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which will seek to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;

●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets;”

●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was subject to a 60-day stay as of March 2025, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of bitcoin and our ability to own or transfer bitcoin.

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

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU No. 2023-08, which we adopted as of January 1, 2025. We determine and record the fair value of our digital assets in accordance with ASC Topic 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined are the principal market for such assets (Level I inputs). We determine the cost basis of our digital assets using the cost at the time of acquisition of each unit received. Realized and unrealized gains and losses are now recorded to Net loss (gain) on digital assets in our condensed consolidated statement of operations.

For periods prior to January 1, 2025, impairment losses were recognized within net loss (gain) on digital assets in our condensed consolidated statements of operations in the period in which the impairment was identified. Also for periods prior to January 1, 2025, gains were not recorded until realized upon sale(s), at which point they were presented net of any impairment losses for the same digital assets held. In determining the gain to be recognized upon sale, we calculated the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. See “Note 2” to the accompanying condensed consolidated financial statements included herein for further discussion.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future, and we expect ASU No. 2023-08 to significantly affect the carrying value of our bitcoin on our balance sheet. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU No. 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

We expect our bitcoin holdings to significantly impact our financial results and the market price of our Common Stock.

We expect our bitcoin holdings to significantly affect our financial results and if we increase our overall holdings of bitcoin in the future as we are expected to do, they will have an even greater impact on our financial results and the market price of our Common Stock.

A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations.

As of March 31, 2025, we had an accumulated deficit of approximately $121.3 million. During the quarter ended March 31, 2025, we incurred a net loss of approximately $37.4 million and used cash in operating activities of approximately $12.2 million. Management is working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases in 2025 and additional streaming agreements. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and Common Stock. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.

If we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy our financial obligations, and we may be required to make such sales at prices below our cost basis or that are otherwise unfavorable. Any such sale of bitcoin may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our bitcoin in amounts and at prices sufficient to satisfy our financial obligations could cause us to default under such obligations. Any default on our current or future indebtedness may have a material adverse effect on our financial condition.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

As of March 31, 2025, the insurance that covers losses of our bitcoin holdings would cover the entire value of our bitcoin holdings in an isolated loss scenario where only our bitcoin holdings were affected. However, should the loss be more widespread, it is possible that only a small portion of our bitcoin holdings would ultimately be insured. There can also be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.

The emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of March 31, 2025, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of March 31, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Our bitcoin treasury strategy could subject us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. We are committed to acquiring bitcoin exclusively through entities that are subject to, and compliant with, know your customer and anti-money laundering regulations and related compliance rules in the United States. If we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

As of March 31, 2025, the market value of our bitcoin holdings transferred to lenders as collateral was approximately $21.7 million. We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may in the future take further actions that may have an adverse effect on our business or the market price of our Common Stock.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80.0% - 95.0% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived wash trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin.

Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was subject to a 60-day stay as of March 2025, the SEC or other regulatory agencies may initiate similar actions in the future. Since we expect the price of our Common Stock will be significantly affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the three months ended March 31, 2025, other than those previously reported in our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

5(a):

None.

5(b):

None.

5(c):

During the three months ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

10.9	Form of Escrow Agreement by and between North Capital Private Securities Corporation and Angel Studios, Inc., incorporated by reference to Exhibit 1.2 of the Company’s Form 1-A filed on June 20, 2024
10.10	Subscription Agreement, incorporated by reference to Exhibit 4.1 of the Company’s amended Form 1-A filed on August 9, 2024
10.11	P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated February 23, 2024, incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K filed on March 28, 2025.
10.12	Amendment to P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated December 1, 2024, incorporated by reference to Exhibit 10.12 of the Company’s form 10-K filed on March 28, 2025.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’

Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) notes to condensed consolidated financial statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGEL STUDIOS, INC.

DATE: May 15, 2025	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer
(Principal Executive Officer)

DATE: May 15, 2025	/s/ Patrick Reilly
Patrick Reilly
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)