Form 10-Q
period 2025-06-30
Angel Studios, Inc.
filed 2025-08-13
CIK 1671941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of July 31, 2025:

Class A Common Stock: 11,255,686 shares

Class B Common Stock: 2,997,235 shares

Class C Common Stock: 4,491,182 shares

Class F Common Stock: 9,832,307 shares

ANGEL STUDIOS, INC.

FORM 10-Q

June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$27,999,679	$7,211,826
Accounts receivable, net	20,911,417	16,234,301
Current portion of licensing receivables, net	8,785,563	8,785,636
Physical media inventory	1,474,442	1,711,638
Current portion of notes receivable	1,424,394	747,282
Digital assets receivable	28,750,840	—
Loan guarantee receivable	10,018,409	9,112,500
Prepaid expenses and other	9,768,056	9,146,017
Total current assets	109,132,800	52,949,200

Licensing receivables, net	8,011,726	12,074,629
Notes receivable, net of current portion	4,091,765	4,235,344
Property and equipment, net	616,105	778,927
Content, net	1,865,725	1,710,866
Intangible assets, net	1,880,631	1,917,155
Digital assets	3,722,670	12,457,387
Investments in affiliates	12,135,380	9,066,137
Operating lease right-of-use assets	2,544,912	2,744,693
Other long-term assets	4,089,924	589,924
Total assets	$148,091,638	$98,524,262

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,829,464	$7,929,482
Accrued expenses	19,243,682	13,074,655
Current portion of accrued licensing royalties	21,775,937	15,362,400
Current portion of notes payable	29,637,300	11,455,940
Current portion of operating lease liabilities	782,081	673,295
Deferred revenue	40,110,763	22,171,808
Loan guarantee payable	4,018,409	9,112,500
Current portion of accrued settlement costs	294,426	280,238
Total current liabilities	123,692,062	80,060,318

Accrued settlement costs, net of current portion	3,940,886	4,091,733
Accrued licensing royalties, long-term	5,033,766	8,367,099
Notes payable, net of current portion	5,772,849	—
Operating lease liabilities, net of current portion	1,859,987	2,153,463
Total liabilities	$140,299,550	$94,672,613

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 85,000,000 shares authorized; 28,500,548 and 26,987,787 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	$28,500	$26,987
Additional paid-in capital	140,129,379	95,472,458
Noncontrolling interests	4,842,372	8,222,953
Accumulated deficit	(137,208,163)	(99,870,749)
Total stockholders’ equity	7,792,088	3,851,649
Total liabilities and stockholders’ equity	$148,091,638	$98,524,262

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Licensed content and other revenue	$87,397,850	$15,306,128	$133,604,594	$40,576,400
Pay it Forward revenue	243,566	1,200,298	1,477,462	4,788,232
Total revenue	87,641,416	16,506,426	135,082,056	45,364,632

Operating expenses:
Cost of revenues	27,286,383	9,787,029	46,766,587	23,701,627
Selling and marketing	61,510,343	16,328,695	112,035,657	37,821,260
General and administrative	9,838,725	4,670,798	17,205,979	9,913,236
Research and development	3,757,264	3,668,698	7,115,168	8,033,936
Legal expense	6,685,984	5,280,402	7,100,497	8,709,589
Total operating expenses	109,078,699	39,735,622	190,223,888	88,179,648
Operating loss	(21,437,283)	(23,229,196)	(55,141,832)	(42,815,016)

Other income (expense):
Net gain on digital assets	7,452,328	732,410	4,153,223	732,410
Interest expense	(2,742,902)	(945,279)	(4,307,057)	(1,517,070)
Interest income	1,408,200	936,241	2,532,891	1,826,501
Impairment of failed acquisition	(500,000)	—	(500,000)	—
Total other income	5,617,626	723,372	1,879,057	1,041,841
Loss before income tax benefit	(15,819,657)	(22,505,824)	(53,262,775)	(41,773,175)
Income tax benefit	—	—	—	(4,403,068)
Net loss	$(15,819,657)	$(22,505,824)	$(53,262,775)	$(37,370,107)

Net income (loss) attributable to noncontrolling interests	62,865	(23,011)	36,657	(43,210)
Net loss attributable to controlling interests	$(15,882,522)	$(22,482,813)	$(53,299,432)	$(37,326,897)

Net loss per common share - basic	$(0.569)	$(0.889)	$(1.933)	$(1.485)
Net loss per common share - diluted	$(0.569)	$(0.889)	$(1.933)	$(1.485)

Weighted average common shares outstanding - basic	27,928,342	25,276,878	27,574,641	25,138,698
Weighted average common shares outstanding - diluted	27,928,342	25,276,878	27,574,641	25,138,698

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of March 31, 2025	11,270,828	$11,271	3,005,416	$3,005	3,401,888	$3,402	9,788,472	$9,788	$112,917,006	$(121,325,641)	$2,425,339	$(5,955,830)
Stock options exercised	—	—	—	—	—	—	23,996	24	110,193	—	—	110,217
Issuance of common stock, net of fees	—	—	—	—	1,012,026	1,012	—	—	23,705,954	—	—	23,706,966
Transfer of common stock	(15,142)	(15)	(8,181)	(8)	27,631	27	(4,308)	(4)	—	—	—	—
Repurchase of common stock	—	—	—	—	(5)	—	(2,073)	(2)	(67,909)	—	—	(67,911)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,126,929	—	—	2,126,929
Convertible note beneficial conversion feature	—	—	—	—	—	—	—	—	1,114,338	—	—	1,114,338
Issuance of warrants	—	—	—	—	—	—	—	—	222,868	—	—	222,868
Contributions from noncontrolling interests, net of fees	—	—	—	—	—	—	—	—	—	—	8,104,168	8,104,168
Redemptions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,750,000)	(5,750,000)
Net income (loss)	—	—	—	—	—	—	—	—	—	(15,882,522)	62,865	(15,819,657)
Balance as of June 30, 2025	11,255,686	$11,256	2,997,235	$2,997	4,441,540	$4,441	9,806,087	$9,806	$140,129,379	$(137,208,163)	$4,842,372	$7,792,088

Balance as of March 31, 2024	10,939,165	$10,939	3,346,358	$3,346	1,084,484	$1,085	9,636,279	$9,636	$50,908,243	$(24,919,100)	$(171,869)	$25,842,280
Stock options exercised	—	—	—	—	—	—	84,283	84	152,388	—	—	152,472
Issuance of common stock, net of fees	—	—	—	—	581,803	582	—	—	8,249,389	—	—	8,249,971
Transfer of common stock	—	—	—	—	15,136	15	(15,136)	(15)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(4,412)	(4)	(62,558)	—	—	(62,562)
Stock-based compensation expense	—	—	—	—	—	—	—	—	502,909	—	—	502,909
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(238)	—	(238)
Net loss	—	—	—	—	—	—	—	—	—	(22,482,813)	(23,011)	(22,505,824)
Balance as of June 30, 2024	10,939,165	$10,939	3,346,358	$3,346	1,681,423	$1,682	9,701,014	$9,701	$59,750,371	$(47,402,151)	$(194,880)	$12,179,008

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended

	Common Stock								Additional
	Class A		Class B		Class C		Class F		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2024	11,270,828	$11,271	3,005,416	$3,005	2,950,235	$2,950	9,761,308	$9,761	$95,472,458	$(99,870,749)	$8,222,953	$3,851,649
Stock options exercised	—	—	—	—	—	—	53,184	53	190,680	—	—	190,733
Issuance of common stock, net of fees	—	—	—	—	1,463,692	1,464	—	—	38,502,206	—	—	38,503,670
Transfer of common stock	(15,142)	(15)	(8,181)	(8)	27,631	27	(4,308)	(4)	—	—	—	—
Repurchase of common stock	—	—	—	—	(18)	—	(4,097)	(4)	(132,936)	—	—	(132,940)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,759,765	—	—	4,759,765
Convertible note beneficial conversion feature	—	—	—	—	—	—	—	—	1,114,338	—	—	1,114,338
Issuance of warrants	—	—	—	—	—	—	—	—	222,868	—	—	222,868
Digital assets market value adjustment	—	—	—	—	—	—	—	—	—	15,962,018	—	15,962,018
Contributions from noncontrolling interests, net of fees	—	—	—	—	—	—	—	—	—	—	8,332,762	8,332,762
Redemptions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,750,000)	(11,750,000)
Net loss	—	—	—	—	—	—	—	—	—	(53,299,432)	36,657	(53,262,775)
Balance as of June 30, 2025	11,255,686	$11,256	2,997,235	$2,997	4,441,540	$4,441	9,806,087	$9,806	$140,129,379	$(137,208,163)	$4,842,372	$7,792,088

Balance as of December 31, 2023	10,939,165	$10,939	3,346,358	$3,346	898,316	$899	9,807,461	$9,807	$49,875,530	$(10,073,191)	$(151,670)	$39,675,660
Stock options exercised	—	—	—	—	—	—	102,889	103	224,064	—	—	224,167
Issuance of common stock, net of fees	—	—	—	—	581,803	582	—	—	8,249,389	—	—	8,249,971
Transfer of common stock	—	—	—	—	201,304	201	(201,304)	(201)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(8,032)	(8)	(113,886)	—	—	(113,894)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,515,274	—	—	1,515,274
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(2,063)	—	(2,063)
Net loss	—	—	—	—	—	—	—	—	—	(37,326,897)	(43,210)	(37,370,107)
Balance as of June 30, 2024	10,939,165	$10,939	3,346,358	$3,346	1,681,423	$1,682	9,701,014	$9,701	$59,750,371	$(47,402,151)	$(194,880)	$12,179,008

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(53,262,775)	$(37,370,107)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	437,579	524,206
Amortization of operating lease assets	345,761	343,521
Stock-based compensation expense	4,759,765	1,515,274
Net gain on digital assets	(4,153,223)	(732,410)
Investments in affiliates gain	(87,211)	(38,891)
Non-cash interest expense	161,285	—
Impairment of failed acquisition	500,000	—
Change in deferred income taxes	—	(4,403,068)
Change in operating assets and liabilities:
Accounts receivable	(4,677,116)	16,539,539
Physical media inventory	237,196	(279,532)
Prepaid expenses and other current assets	(622,039)	(990,694)
Licensing receivables	4,062,976	(5,862,011)
Other long-term assets	—	(15,000)
Accounts payable and accrued expenses	6,910,533	2,082,526
Accrued licensing royalties	3,080,204	(3,918,106)
Operating lease liabilities	(330,670)	(325,368)
Deferred revenue	17,938,955	3,768,831
Net cash and cash equivalents used in operating activities	(24,698,780)	(29,161,290)

Cash flows from investing activities:
Purchases of property and equipment	(118,942)	(244,581)
Issuance of notes receivable	(974,176)	(1,352,311)
Collections of notes receivable	440,643	1,688,769
Purchase of digital assets	—	(48,515)
Sale of digital assets	99,118	964,178
Purchase of content	(4,274,150)	(317,747)
Investments in affiliates	(2,982,032)	39,458
Net cash and cash equivalents provided by (used in) investing activities	(7,809,539)	729,251

Cash flows from financing activities:
Repayment of notes payable	(24,338,861)	(15,660,616)
Repayment of loan guarantee	(6,000,000)	—
Receipt of notes payable	48,891,000	15,043,019
Repayment of accrued settlement costs	(136,660)	(123,807)
Exercise of stock options	190,733	224,167
Issuance of common stock	38,503,670	8,249,971
Contribution of equity in noncontrolling interests	8,731,422	—
Redemption of equity in noncontrolling interests	(11,750,000)	—
Fees related to issuance of common stock and minority interest	(398,660)	—
Repurchase of common stock	(132,940)	(113,894)
Debt financing fees	(263,532)	—
Net cash and cash equivalents provided by financing activities	53,296,172	7,618,840

Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	(2,063)

Net increase (decrease) in cash and cash equivalents	20,787,853	(20,815,262)
Cash and cash equivalents at beginning of period	7,211,826	25,201,425

Cash and cash equivalents at end of period	$27,999,679	$4,386,163

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,624,497	$949,124

Supplemental schedule of noncash financing activities:
Adoption of ASU No. 2023-08	$15,962,018	$—
Change from digital assets to digital assets receivable	21,748,336	—
Operating lease right-of-use assets and liabilities	145,980	2,137,262

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

1.Description of Organization and Summary of Significant Accounting Policies

Organization

The company comprises Angel Studios, Inc., a Delaware corporation, and its subsidiaries and affiliates (collectively, the “Company”). The Company’s mission is to share stories with the world that amplify light. This is done by aligning the Company’s interests with those of the creators and the audience and utilizing the wisdom of crowds to help guide decisions on the content that gets created.

Proposed Business Combination

The Merger

On September 11, 2024, the Company entered into that certain Agreement and Plan of Merger by and among the Company, Southport Acquisition Corporation (“Southport”) and Sigma Merger Sub, Inc. (“Merger Sub”) (the “Merger Agreement”).

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

As comprehensive income equals net income, separate statements of comprehensive income were not included in the accompanying condensed consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

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

Fair Value Measurements

The Company applies the accounting provisions related to fair value measurements given in ASC 820, Fair Value Measurements. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. They also establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data. These provisions also provide valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are defined as follows:

Level 1: Observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs other than quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Unobservable inputs that reflect the Company’s own assumptions

Digital Assets and Digital Assets Receivable

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

For periods prior to January 1, 2025, prior to the adoption of ASU 2023-08, the Company’s digital assets were initially recorded at cost, and subsequently measured at cost, net of any impairment losses incurred since acquisition. Impairment losses were recognized as “Write-down of digital assets” in the Company’s Consolidated Statement of Operations in the period in which the impairment occurred. Also for periods prior to January 1, 2025, gains were not recorded until realized upon sale(s), at which point they were presented net of any impairment losses for the same digital assets held. In determining the gain to be recognized upon sale, the Company would calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's condensed consolidated statements of operations, within “Net gain on digital assets”, within operating expenses in the Company’s condensed consolidated statements of operations.

The Company has recorded a portion of their digital assets as digital assets receivable for the digital assets the Company sent to third party lenders to be held in custody as collateral against certain notes payable. The digital asset receivables are initially measured upon transfer at fair value and subsequently measured at fair value each reporting period.  The changes in fair value are recognized on the condensed consolidated statements of operations. For more information, see Note 3, Debt.

See Note 2, Digital Assets and Digital Assets Receivables, for further information regarding digital assets.

Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the six months ended June 30, 2025, the Company incurred a net loss of approximately $53.3 million and used cash in operating activities of approximately $24.7 million. The Company had an accumulated deficit of approximately $137.2 million as June 30, 2025.

Management is working to increase revenues through the growth of Angel Guild memberships, the Company’s pipeline of theatrical releases in 2025 and additional streaming agreements. The Company finances marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the six months ended June 30, 2025, the Company raised $8.3 million from Regulation A offerings and received $25.0 million from P&A loans, both of which were used for P&A in various theatrical releases during the year.  During the year ended December 31, 2024, the Company raised $0.0 million from Regulation A offerings and received $23.3 million from P&A loans. During the six months ended June 30, 2025, the Company paid $25.5 million for the repayments of P&A loans, including interest and paid $11.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2024, the Company paid $17.9 million for the repayments of P&A loans, including interest and paid $0.0 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, the Company has raised capital through the sale of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), Class B common stock, par value $0.001 per share (“Class B Common Stock”), Class C common stock, par value $0.001 per share (the “Class C Common Stock”) and Class F common stock, par value $0.001 per share (the “Class F Common Stock,” and together with the Class A Common Stock, Class B Common Stock and Class C Common Stock, the “Common Stock”), generating approximately $38.5 million of cash during the six months ended June 30, 2025, and $32.8 million of cash and $9.5 million in bitcoin during the year ended December 31, 2024. During the six months ended June 30, 2025, the Company has 1) grown from 0.6 million to  1.3 million Angel Guild paying members, generating approximately $101.1 million in cash from Angel Guild paid memberships.

Management believes the Company will be able to continue to fund operating capital shortfalls through August 2026 through the issuance of debt and Common Stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling Common Stock on acceptable terms proves challenging, the Company can reduce its spend on marketing of the Angel Guild, which could materially affect its growth, its financial condition and/or its ability to continue as a going concern.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of June 30, 2025, the allowance for doubtful accounts receivable was $0.5 million. As of December 31, 2024, the Company’s allowance for doubtful accounts receivable was $0.4 million.

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

Physical Inventory

Physical inventory consists of apparel, DVDs, Blu-rays, books, and other merchandise purchased for resale, related to content the Company is distributing. Physical inventory is recorded at average cost. The Company periodically reviews the physical media inventory for excess supply, obsolescence, and valuations above estimated realization amounts, and provides a reserve to cover these items. Management determined that no reserve for physical media inventory was necessary as of June 30, 2025, and December 31, 2024.

Prepaid Expenses and Other

Prepaid expenses primarily represent payments made in advance for services and goods to be received in future periods. These include, but are not limited to, prepayments for insurance, software, rent, fees and future advertising. As the benefits are consumed or utilized, the prepaid assets are recognized as expenses on the condensed consolidated statements of operations.

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

Notes receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0.0 million as of June 30, 2025 and December 31, 2024.

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

Angel Guild Memberships

Angel Guild membership fees, which include both standard and premium membership options, are recorded as deferred revenue when received. As of June 30, 2025 and December 31, 2024, the Company had $39.4 million and $19.8 million, respectively, of deferred revenue related to Angel Guild memberships. These amounts are expected to be recognized as revenue over the membership period, primarily within the next twelve months.

Content Licensing

For certain content licensing arrangements, the Company recognizes deferred revenue when payment is received in advance of delivering the content or when performance obligations related to the licensing arrangement have not yet been satisfied. Revenue is recognized as content is delivered and the customer can begin exploiting the content, or, in the case of usage-based royalties, when the sale or usage occurs. As of June 30, 2025 and December 31, 2024, the Company had $0.0 million of deferred revenue related to content licensing arrangements.

Pay it Forward

The Company receives Pay it Forward payments, which are used to offset the costs of free or discounted theatrical tickets provided to others. Pay it Forward payments in excess of Ticket Redemption Expenses (as defined below) are initially recorded as deferred revenue. Revenue is recognized as Pay it Forward payments are redeemed for tickets or when it is determined that future ticket redemptions will be less than the deferred revenue balance. As of June 30, 2025 and December 31, 2024, the Company had $0.0 million and $0.4 million, respectively, of deferred revenue related to Pay it Forward payments, which is expected to be redeemed or recognized as revenue within the next twelve months.

Theatrical Ticket Presales

The Company records deferred revenue related to theatrical ticket presales, which represent payments received in advance of scheduled theatrical releases. Revenue is recognized when the related theatrical releases occur. As of June 30, 2025 and December 31, 2024, the Company had $0.1 million and $1.0 million, respectively, of deferred revenue related to these presales.

Other Deferred Revenue

As of June 30, 2025 and December 31, 2024, the Company had $0.6 million and $1.0 million, respectively, in deferred revenue from various other types of contractual arrangements. These amounts will be recognized as revenue when the performance obligations are satisfied, primarily within the next twelve months.

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

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Angel Guild	$46,803,621	$7,576,999	$81,501,139	$12,239,312
Theatrical	32,579,632	4,492,280	40,307,838	12,876,923
Content licensing	6,565,573	1,986,740	9,162,077	12,051,753
Merchandise	1,126,830	745,181	2,070,674	2,612,373
Pay it Forward	222,831	1,200,298	758,092	4,788,232
Theatrical Pay it Forward	20,735	—	719,370	—
Other	322,194	504,928	562,866	796,039
Total Revenue	$87,641,416	$16,506,426	$135,082,056	$45,364,632

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

Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of its content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. The actual amounts due to the Company under these arrangements are typically not reported to the Company until several months after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While the Company believes these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than the Company’s estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the June 30, 2025 and 2024 periods have been immaterial.

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

Theatrical Pay it Forward Revenue

The Company also collects Pay it Forward payments for the Company’s upcoming or current theatrical releases. These collections are used to offset the cost the Company incurs to purchase free or discounted tickets (“Ticket Redemption Expenses”) for people who may not have otherwise been able to watch the film. If total theatrical Pay it Forward payments are in excess of total Ticket Redemption Expenses, the excess amount will initially be included on the Company’s condensed consolidated financial statements as deferred revenue. Deferred revenue will be recognized as Pay it Forward revenue during a reporting period if future Ticket Redemption Expenses are expected to be less than the deferred revenue balance.

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

Components of selling and marketing expenses include advertising and promotional activities, salaries and benefits for sales and marketing personnel, travel and entertainment expenses related to sales and marketing activities, and costs of marketing materials. It also includes costs incurred by the Company to purchase movie tickets for giving away, which costs are offset by the Pay it Forward receipts the Company receives from customers who Pay it Forward for others to see the show. The total amount of Pay it Forward receipts that were offset against selling and marketing costs for the three months ended June 30, 2025, and 2024, were $2.2 million and $1.2 million, respectively, and for the six months ended June 30, 2025, and 2024, were $2.5 million and $2.9 million, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had $0.0 million of deferred tax assets.

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

Convertible Notes and Warrants

The Company accounts for warrants and convertible features of debt as either equity-classified or liability-classified instruments based on an assessment of the financial instrument’s specific terms.

The assessment for the convertible features of debt considers whether the convertible debt instrument is issued at a substantial premium.  The Company has determined that a premium of 10 percent or more is considered substantial.

The assessment for the warrants considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all the requirements for equity classification, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement”, among other conditions for equity classification.

The Company has determined that all outstanding warrants and convertible features of debt meet the criteria for equity classification.  The warrants and the convertible features of the debt are recorded as a component of additional paid-in capital on the condensed consolidated statements of stockholders’ equity at the time of issuance.

The fair value of the warrants and the convertible features of the debt are estimated using the Black Scholes option pricing model at the time of issuance.

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

2.	Digital Assets and Digital Assets Receivable

The table below summarizes the digital assets shown on the Company’s condensed consolidated balance sheets as of:

	June 30, 2025	December 31, 2024
Digital assets held:
Approximate number of bitcoin held	34.7	304.2
Digital asset cost basis	$2,210,425	$19,091,091
Digital asset carrying value	$3,722,670	$12,457,387

The carrying value on the Company’s condensed consolidated balance sheets at each period-end prior to the adoption of ASC 2023-08 represented the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoin at any time since their acquisition.  Therefore, these fair value measurements were made during the period of their acquisition through December 31, 2024.

The table below summarizes the digital assets receivable shown on the Company’s condensed consolidated balance sheets as of:

	June 30, 2025	December 31, 2024
Digital assets receivable:
Approximate number of bitcoin held	268.4	—
Digital asset cost basis	$16,815,138	$—
Digital asset carrying value	$28,750,840	$—

The following table summarizes the Company’s digital asset purchases, gains (losses) on digital assets as calculated after the adoption of ASU 2023-08 on January 1, 2025, and write-down of digital assets as calculated prior to the adoption of ASU 2023-08 for the periods indicated.  This table is inclusive of both the Company’s digital assets held and digital assets receivable.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Approximate number of bitcoin acquired	—	0.1	0.01	0.9
Approximate number of bitcoin dispensed	—	(13.9)	(1.1)	(13.9)
Digital asset additions	$—	$3,523	$—	$48,515
Digital asset dispositions	$—	$964,178	$99,118	$964,178
Unrealized gains (losses), net	$7,452,328	$—	$4,156,594	$—
Realized gains (losses), net	$—	$732,410	$(3,371)	$732,410
3.

3.Debt

Notes Payable

The following table summarizes the Company’s debt facilities as of June 30, 2025 and December 31, 2024 (in millions):

Type of Facility or Arrangement	Balance as of June 30, 2025	Balance as of December 31, 2024	Original Principal Amount	Interest Rate		Repayment Terms
May 2024 P&A loans	$2.1	$3.3	$3.0	10.0*	%	For detailed terms, see (1)
Feb 2025 loan agreement	4.3	—	5.4	18.5		For detailed terms, see (2)
Jan and Feb 2025 note agreements	13.5	—	13.5	11.5 - 12.0		For detailed terms, see (3)
May 2025 convertible note	5.1	—	5.0	15.0		See Convertible Note and Warrant section below.
Revolving P&A loans (See Note 6, Related-Party Transactions)	11.8	8.2		10.0 - 15.0*		The current notes mature between July and August 2025.
Total	36.8	11.5
Less: Discounts, net of amortization	(1.4)	—
Total notes payable balance	$35.4	$11.5

* The interest rates for these loans are calculated as simple interest, where the amount of interest is a fixed amount of the principal.

(1)	The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The balance is expected to be fully paid within the next twelve months.

(2)	On February 5, 2025, the Company entered into a loan agreement with a third-party lender to secure senior secured financing related to the licensing receivables from the feature film “Sound of Freedom.” Under the agreement, the lender paid to the borrower $5.4 million (the “Loan”) for working capital and future media acquisition and production. In exchange, the borrower assigned the rights to certain licensing receivables to the lender. The loan has an effective interest rate of 18.5% and is repayable in nine quarterly installments of $0.7 million each, commencing February 15, 2025, with a maturity date of February 15, 2027. The loan is secured by a first-priority security interest in all assets related to “Sound of Freedom,” including distribution proceeds, and a repayment lien on all future media projects of the borrower and the Company, subordinated to certain pre-existing obligations except for “Sound of Freedom” assets. Additional costs included $0.1 million in set-up and legal fees which were recorded as a debt discount. Maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. $2.3 million of the remaining balance is classified as short-term, as it is expected to be repaid in the next 12 months.

(3)	The notes mature between February 2026 and April 2026. The Company used a portion of their digital assets to be held in custody as collateral on the notes. The initial margin required as collateral ranged between 150.0% – 167.0% percent of the note amount. Additional collateral is required if the value of the note to collateralized digital currency falls between 140.0% – 143.0% percent, depending on the note. As of June 30, 2025, the market value of digital assets transferred to the lenders as collateral was approximately $28.8 million. As the Company retains the economic risk of the digital currency, digital assets receivable are recorded in the condensed consolidated balance sheets.

Convertible Note and Warrant

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note and warrant to purchase 30,525 shares of the Company’s Class C common stock with an exercise price of $32.76 per share. The Company does not have the right to prepay the convertible note.  Interest is compounded monthly and payable on the maturity date.  A discount of $1.3 million was recorded for the convertible feature of the note and the warrant, as allocated based on the relative fair values of the elements of the convertible note.  This discount was recorded as paid-in capital. Due to the total fair value of the note, including the warrant and convertible feature, being greater than the principal amount of the note, the effective interest rate is greater than the coupon rate and is approximately 30.9%.

The following table summarizes further details of the Note:

Notes	Issuance Date	Maturity Date	Principal Amount	Coupon Interest Rate
2025 Note	May 2, 2025	May 1, 2027	$5,000,000	15.00%

Conversion Rights of the Note

At the investor’s option and prior to the maturity date, the convertible note and any accrued interest may be converted into shares of the Company’s Class C common stock at a fixed price of $32.76 per share.

Components and Fair Value of the Note and Warrant

The convertible note and warrant consisted of the following components as of June 30, 2025.  The principal shown in the table below consists of the original principal amount of the note as well as the interest (which is paid-in-kind each month).

2025 Note	As of June 30, 2025
Principal	$5,125,781
Less: discount, net of amortization	1,272,193
Net carrying amount	$3,853,588

Estimated fair value at date of issuance (1)	$6,825,393

(1)	The fair value includes the note, the conversion feature on the note, and the warrant. The conversion feature and warrant were determined based on the Black Scholes option pricing model on the date of issuance of the note and has been classified as level 3 in the fair value hierarchy.

Interest Expense

The following table summarizes interest expenses related to the convertible note and warrant:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Amortization of debt discount	$65,016	$—	$65,016	$—
Coupon interest payable on convertible note	125,781	—	125,781	—
Total interest expense on convertible note	$190,797	$—	$190,797	$—

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

Mergers and Acquisitions

In July 2022, the Company purchased an 8.0% interest in an entity that is partially owned by one or more of the Company’s directors, officers, and stockholders. This entity produces content for the Company’s platforms. The total purchase price was $1.7 million. In August 2023, the Company entered into negotiations to acquire this entity in full. While negotiations are ongoing, the Company agreed to fund the operations of the entity. The Company funded a total of $4.4 million during the year ended December 31, 2024. During the six months ended June 30, 2025 the Company funded an additional $1.9 million related to supporting operations of the entity which was expensed by the Company.

In August 2024, the Company agreed to a non-binding term sheet to acquire the rights related to a project currently under a content licensing agreement. The total purchase price was $30.0 million. The Company agreed to fund the operations of the entity until and following the completion of the acquisition. During the year ended December 31, 2024, the Company funded $2.2 million. During the six months ended June 30, 2025, the Company funded an additional $2.9 million related to supporting operations of the entity which was expensed by the Company.

In April 2025, the Company entered into a non-binding term sheet to acquire Black Autumn Show, Inc., including its Homestead film, television series and related assets, for stock consideration based on a valuation of up to $28.2 million. The Company agreed to fund feature seasons of the television series through either 1) royalties earned from the film and television show or 2) additional funding to cover the remaining production costs.  Currently, the Company has not had to pay any additional funding outside of the royalties earned.

In May 2025, the Company agreed to purchase the IP for Sketch from Wonder Project Inc. for $6 million in cash; $2 million each is to be paid on or before May 31, 2025, June 30, 2025, and July 31, 2025.  The purchase is now complete and the final payment has been completed. With this purchase, Angel Studios now controls the rights, title, and interest in the film, including any subsequent productions.

As of June 30, 2025, the Company made certain payments totaling $2.5 million to acquire a stake in Slingshot USA, LLC (“Slingshot”).  In addition, the Company made a payment of $0.5 million for a non-refundable earnest money deposit to facilitate negotiations and acquire the majority stake in Slingshot USA, LLC.  The transaction is currently the subject of litigation, and the Company has determined that it is unlikely that they will recover the earnest money deposit.  Therefore, as of June 30, 2025, the Company wrote off the $0.5 million non-refundable earnest money deposit. The Company is assessing the ongoing financial obligations and risks associated with the litigation.

Class C Common Stock Contractual Adjustment

During 2023, one of the Company’s investors purchased 528,914 shares of its Class C Common Stock.  As part of the agreement, the total shares purchased would be adjusted to 842,696 shares of Class C Common Stock if each of the below events occurred:

1.	If gross revenues of the Company in 2023, 2024 or 2025 was less than $100.0 million; and
2.	If a material and adverse change occurs to one of the Company’s distribution agreements that results in a reduction in revenue of at least 20.0% relative to the revenue that would have otherwise been entitled if not for the material change.

During Q2 2025, the Company determined that both of these triggering events had occurred, and the additional shares have been issued and recorded.

5.Common Stock

The Company has authorized capital stock consisting of 85,000,000 shares of common stock, par value $0.001 per share, of which 27,500,000 shares have been designated as Class A Common Stock, 4,000,000 have been designated as Class B Common Stock, 38,000,000 have been designated as Class C Common Stock and 15,500,000 have been designated as Class F Common Stock.

Warrant Offerings

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note with a principal balance of $5.0 million and warrant to purchase 30,525 shares of the Company’s Class C Common Stock with an exercise price of $32.76 per share. The warrant may be exercised during the term of the convertible note and will expire at 5 p.m. Utah local time on May 1, 2027.

The Company determined that the warrant meets the criteria for equity classification.  Therefore, the warrant is recorded as a component of additional paid-in capital on the condensed consolidated statements of stockholders’ equity at the time of issuance.  The fair value of the warrant was estimated using the Black-Scholes option pricing model at the time of issuance and will not be remeasured throughout its life, pursuant to ASC 470.

For more information regarding the note and warrant purchase agreement, refer to Note 3.

Loss per Share

The following table represents the Company’s loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Numerator:
Net loss attributable to controlling interests	$(15,882,522)	$(22,482,813)	$(53,299,432)	$(37,326,897)

Denominator:
Weighted average basic shares outstanding	27,928,342	25,276,878	27,574,641	25,138,698
Effect of dilutive shares	—	—	—	—
Weighted average diluted shares	27,928,342	25,276,878	27,574,641	25,138,698

Basic loss per share	$(0.569)	$(0.889)	$(1.933)	$(1.485)
Diluted loss per share	$(0.569)	$(0.889)	$(1.933)	$(1.485)

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive.  All potential common shares were anti-dilutive as a result of the Company’s net losses during the three and six months ended June 30, 2025 and 2024.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share as their inclusion would be anti-dilutive, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Stock options to purchase common stock	3,053,407	1,617,912	2,860,817	1,596,761
Convertible securities to acquire common stock	156,465	—	156,465	—
Warrants to purchase common stock	30,525	—	30,525	—
Total outstanding potentially dilutive securities	3,240,397	1,617,912	3,047,807	1,596,761

6.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers, and stockholders. During the three months ended June 30, 2025 and 2024, the Company incurred expenses of $0.2 million and $0.1 million, respectively, to the related party for marketing services. During the six months ended June 30, 2025 and 2024, the Company incurred expenses of $0.3 million and $0.3 million, respectively, to the related party for marketing services.

In July 2021, the Company purchased a 50.0% interest in the entity that owns the building in which the Company leases its office space from. Lease payments made during the period of related party ownership were $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively and $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100.0% owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was set up for the specific purpose of raising P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 110.0% (initial investment plus a 10.0% return) of their invested amount. Angel P&A has priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims, with the exception of money raised under Regulation A of Section 3(6) of the Securities Act, for P&A (if any) which would take first priority, from the film are paid. When Angel P&A receives the repayment on these notes, the interest portion is distributed to the institutional investors and the original investment can either remain at Angel P&A for additional P&A loans needed by the Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and the Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. The maturity on the loans are typically due between 80 – 120 days from the individual draw.  As of June 30, 2025 and December 31, 2024, the total outstanding balance of revolving P&A loans is $11.8 million and $8.2 million, respectively.

7.Subsequent Events

Subsequent events have been evaluated through August 13, 2025, which is the date the condensed consolidated financial statements were available to be issued.

Sale of Common Stock

From July 1, 2025, through the date of this Quarterly Report on Form 10-Q, the Company sold an aggregate of  201,946 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $7.9 million. The issuances of the Class C Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company intends to use the proceeds from the sales of Class C Common Stock to manage its business and provide working capital for its operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to its officers and employees.

Entry Into A Material Definitive Agreement

In August 2025, the Company entered into two convertible promissory notes (the “August Notes”) with separate, unaffiliated investors (the “August Investors”) totaling $7.0 million, bearing interest at 16.0% per annum. The August Notes are convertible into shares of the Company’s Class C Common Stock at a conversion price of $39.00 per share. If at any time, before or on December 31, 2025, the Company’s common stock becomes listed on a national securities exchange, this note will automatically convert into a number of shares of the Company’s Class C Common Stock equal to the then outstanding principle and accrued interest amounts.

If the automatic conversion is not triggered, the August Investors may at their sole discretion, at any time when the notes remain outstanding, including after the Maturity Date, elect to convert the shares of the Company’s Class C Common Stock at a fixed price of $39.00 per share. If the notes are not converted, the Company will be required to repay the August Notes plus all accrued and outstanding interest on before December 31, 2025.

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

As of the date of this filing, through the Angel Guild, approximately 1.5 million paying members from more than 180 different countries help decide what film and TV projects we will market and distribute.

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

Bitcoin Treasury Strategy:  Seeking to Empower the Angel Guild for Generations

As of June 30, 2025, we beneficially owned approximately 303.1 bitcoin, of which 268.4 bitcoin have been sent to third-party lenders to be held in custody as collateral against $13.5 million in loans obtained during the six months ended June 30, 2025. Although the 268.4 bitcoin have been sent to be held in custody as collateral, we retain beneficial ownership of the 268.4 bitcoin pledged as collateral. We plan to acquire and hold bitcoin as a strategic treasury asset as an adjunct to our core film and TV distribution business. We do not have policies governing the amount of bitcoin we intend to hold now or in the future and the overall amount of bitcoin we intend to hold is uncertain. Additionally, we have not currently set any official policies governing how or when we will exchange cash for bitcoin, or sell bitcoin for cash, with the exception that bitcoin may be sold, if necessary, to meet the day-to-day financial obligations of the Company.

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

P&A Subsidiaries

Over the past year, we have formed several subsidiaries (“P&A Subsidiary”) to exploit the commercial potential of specific films. Generally, a P&A Subsidiary enters into a distribution agreement with a filmmaker/production company to license the rights to market and distribute a film. The P&A Subsidiary then executes a services agreement with us to market the film’s theatrical release. The P&A Subsidiary also sublicenses the film to us for distribution via the Angel App and our website, as well as to other distribution networks. In exchange for our right to distribute the film, we retain a share of revenue generated by our distribution of the film to the Guild.

P&A Subsidiaries have dual class voting structures: preferred shares, which are offered to investors under Regulation A; and common shares, which we purchase at formation and which are the sole voting shares of a P&A Subsidiary. Typically, the preferred shares have a ‘Stated Value’ of 115-120% of the price at which the shares are sold. A P&A Subsidiary’s Board of Directors may, upon determining that the company has sufficient available funds, pay the Stated Value to preferred shareholders. Payments are made from receipts generated by the film’s theatrical release, after movie theaters have taken their negotiated share. If revenue generated from a film’s theatrical release is insufficient to pay the Stated Value, P&A Subsidiaries may pay the Stated Value from revenue generated by the film’s distribution, merchandizing sales, and other commercial exploitation. Upon full payment of the Stated Value, a P&A Subsidiary’s preferred shares are automatically redeemed, and we become the entity’s sole owner. After a P&A Subsidiary has redeemed its preferred shares, the subsidiary splits remaining revenue with the filmmaker according to the terms of the Distribution Agreement.

We are legally distinct from the P&A Subsidiaries, and investments in them are distinct from an investment in us. A P&A Subsidiary is formed solely to exploit the commercial potential of a single film, and proceeds generated from a subsidiary’s offering of preferred shares are used to market and distribute that one film. A P&A Subsidiary has no other business or assets other than its exploitation of the rights to the film. The subsidiary’s shareholders do not have any rights to our assets or securities if a film does not perform well financially.

Investors in our common stock, including the shares of Series C Common Stock we are currently offering, are investing in us and our business, which is broader than the marketing of a single film. Investors in our Series C Common Stock do not have any right to payment of any amounts from the receipts of a film’s theatrical release. Similarly, investors in our shares of Series C Common Stock have no right to redemption prior to dividend payments made to our other shareholders.

P&A Subsidiaries are required to file current and periodic reports with the SEC pursuant to Rule 257(b) of Regulation A. Unlike us, P&A Subsidiaries do not have reporting obligations under Section 15 of the Exchange Act.

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

Other

During the six months ended June 30, 2025, we sold an aggregate of 1,463,692 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $38.5 million. From July 1, 2025, through the date of this Quarterly Report on Form 10-Q, we sold an aggregate of 201,946 shares of Class C Common Stock to various purchasers, generating gross proceeds of approximately $7.9 million. The issuances of the Class C Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. We intend to use the proceeds from the sales of Class C Common Stock to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

Departure of Chief Financial Officer

On June 4, 2025, Mr. Patrick Reilly, our Chief Financial Officer and Principal Accounting Officer voluntarily resigned from his position, effective as of June 4, 2025. His resignation is not the result of any dispute or disagreement with us on any matters relating to our financial statements, internal controls, operations, policies or practices. Mr. Reilly will continue to serve as Senior Vice President of Finance under the new Chief Financial Officer.

Appointment of New Chief Financial Officer

On June 4, 2025, we announced the appointment of Scott Klossner as our new Chief Financial Officer and Principal Accounting Officer. Mr. Klossner’s employment with us commenced on June 4, 2025.

Mr. Klossner, age 68, brings over 35 years of financial and operational experience to our company. His experience spans public offerings, private placements, Sarbanes-Oxley Act compliance, mergers and acquisitions, institutional negotiations, strategic growth and planning, productivity enhancement and team building. Prior to joining us, Mr. Klossner served as the Chief Financial Officer of Field Nation, a marketplace for skilled technicians, since 2024. Prior to Field Nation, Mr. Klossner served as Chief Financial Officer and a member of the board of directors at Mercato Partners Acquisition Corporation (NASDAQ: MPRA), which merged with Nuvini Ltd. (NASDAQ: NVNI) in September 2023. Mr. Klossner continues to serve on the board of directors of Nuvini Ltd. Previous to that he served as the Chief Financial Officer of Kount Inc., an industry leading digital fraud protection software-as-a-service company, which was acquired by Equifax Inc. (NYSE: EFX) in February 2021. Prior to Kount, Mr. Klossner served as the Chief Financial Officer for several fast growing companies, including online retailer Backcountry.com, which was acquired in 2007 by Liberty Media Corporation (NASDAQ: LSXMB). Mr. Klossner received his B.S. in finance from the University of Utah and an MBA from the University of Southern California.

Mr. Klossner does not have a family relationship with any of our officers or directors and there is no arrangement or understanding between Mr. Klossner and any other person pursuant to which he was appointed to his position. There are no related party transactions in which Mr. Klossner has an interest requiring disclosure under Item 404(a) of Regulation S-K.

We and Mr. Klossner have executed an offer letter (the “Offer Letter”) pursuant to which Mr. Klossner will receive an annual base salary of $295,000. In addition, Mr. Klossner will be eligible to receive a grant of 50,000 options to purchase shares of Class F Common Stock under the Stock Incentive Plan, of which 25.0% of the options will vest on the one-year anniversary of Mr. Klossner’s hire date, and the remaining will vest in thirty-six equal monthly installments thereafter. Mr. Klossner will also be eligible to receive a grant of 15,000 options to purchase shares of Class C Common Stock under the Performance Equity Plan, which will vest in ten tranches, equally divided, with each tranche becoming vested based on a series of increasing stock price milestones. All equity incentive awards will be granted subsequently by our board of directors in accordance with its customary practice for making such awards.

Appointment of New Director

On June 6, 2025, our board of directors appointed Robert C. Gay to serve as a director, effective immediately. Mr. Gay, age 73, is the founder and Chairman of Kensington Capital Holdings, a private single-family office. He is co-founder and past Chief Executive Officer of the middle market private equity firm, Huntsman Gay Global Capital (“HGGC”). He currently serves as an Executive Director and member of HGGC’s investment committee. Mr. Gay is also an Executive Advisor and investment committee member of KSV Global, a growth stage investment firm. He previously worked as Managing Director and Chairman of the Management Committee of Bain Capital. He is a co-founder of Sorenson Capital, past co-manager of the Merchant Banking Group of Kidder Peabody, Executive Vice President of GE Capital Markets, international consultant for McKinsey & Co and an instructor in Economics at Harvard University. He has served on numerous private and public boards of directors. Mr. Gay served full-time as a General Authority Seventy for the Church of Jesus Christ of Latter-day Saints from 2012 to 2021, when he received emeritus status. Mr. Gay is currently a General Authority emeritus for the Church of Jesus Christ of Latter-day Saints and an Executive Director of Kensington Capital Philanthropies. He is actively engaged in and co-founder of the humanitarian groups: Engage Now Africa, Unitus Labs and Ending Modern Slavery. He is currently a Director of the Forever Young Foundation and co-founder of Ensign Global University in Ghana, the Ballard Center for Social Impact at BYU and the Center for Business, Health and Prosperity at the University of Utah. Mr. Gay received his Ph.D. in Business Economics from Harvard University and graduated as a Phi Beta Kappa with an A. B. from the University of Utah. There are no arrangements or understandings between Mr. Gay and any other person pursuant to which he was appointed to his position. There are no related party transactions in which Mr. Gay has an interest requiring disclosure under Item 404(a) of Regulation S-K. Mr. Gay will not receive any compensation in connection with his appointment and service as a member of our board of directors at this time; however, he may be compensated in the future.

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

Results of Operations

The following represents our performance highlights for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024:

	For the three months ended June 30,		Change
	2025	2024	2025 vs. 2024
Revenues	$87,641,416	$16,506,426	$71,134,990	431%
Cost of revenues	27,286,383	9,787,029	17,499,354	179%
Selling and marketing	61,510,343	16,328,695	45,181,648	277%
General and administrative	9,838,725	4,670,798	5,167,927	111%
Research and development	3,757,264	3,668,698	88,566	2%
Legal expense	6,685,984	5,280,402	1,405,582	27%
Operating loss	(21,437,283)	(23,229,196)	1,791,913	(8)%
Net gain on digital assets	7,452,328	732,410	6,719,918	918%
Interest expense	(2,742,902)	(945,279)	(1,797,623)	190%
Interest income	1,408,200	936,241	471,959	50%
Impairment of investment in affiliates	(500,000)	—	(500,000)	100%
Loss before income tax benefit	(15,819,657)	(22,505,824)	6,686,167	(30)%
Income tax benefit	—	—	—	100%
Net loss	$(15,819,657)	$(22,505,824)	$6,686,167	(30)%

Revenues

The following represents our revenue by type for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024:

	For the three months ended June 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$46,803,621	$7,576,999	$39,226,622	518%
Theatrical	32,579,632	4,492,280	28,087,352	625%
Content licensing	6,565,573	1,986,740	4,578,833	230%
Merchandise	1,126,830	745,181	381,649	51%
Pay it Forward	222,831	1,200,298	(977,467)	(81)%
Theatrical Pay it Forward	20,735	—	20,735	100%
Other	322,194	504,928	(182,734)	(36)%
Total Revenue	$87,641,416	$16,506,426	$71,134,990	431%

During the three months ended June 30, 2025, compared to the three months ended June 30, 2024, the increase in revenues was largely due to: 1) an increase in Angel Guild revenue by $39.2 million as a result of increased Angel Guild members from 0.2 million to 1.5 million from June 30, 2024 to June 30, 2025, 2) an increase in theatrical revenue by $28.1 million as a result of larger theatrical box office releases in 2025, namely King of Kings and The Last Rodeo, and 3) content licensing revenue, which increased by $4.6 million as a result of larger licensing deals being entered into from our 2025 theatrical releases, compared to smaller deals as a result of smaller theatrical box office releases in 2024. This increase was offset by a decrease in Pay it Forward revenue by $1.0 million, due to our focus transitioning away from Pay it Forward and focusing more on the Angel Guild.

Cost of Revenues

The following represents our cost of revenues by type for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024:

	For the three months ended June 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$9,509,050	$700,029	$8,809,021	1,258%
Theatrical	2,233,525	647,462	1,586,063	245%
Royalties	11,453,467	5,403,307	6,050,160	112%
Other	4,090,341	3,036,231	1,054,110	35%
Total Cost of Revenues	$27,286,383	$9,787,029	$17,499,354	179%

During the three months ended June 30, 2025, compared to the three months ended June 30, 2024, the increase in cost of revenues was largely due to: 1) an increase in Angel Guild cost of revenues by $8.8 million largely as a result of the increased transaction and app store fees of $4.6 million from an increased number of transactions as well as an increased number of free movie tickets for premium Angel Guild members for Angel theatrical releases of $3.5 million, 2)  an increase in theatrical cost of revenues of $1.6 million as a result of two large films being released during the three months ended June 30, 2025 with no opening weekend releases during the same period 2024, and 3) an increase in royalties of $6.1 million as a result of higher royalties earned by filmmakers as they get an allocation of net revenue generated by the films during the given period.

Selling and Marketing

The following represents our selling and marketing expenses by type for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024:

	For the three months ended June 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$29,415,522	$3,348,021	$26,067,501	779%
Theatrical	25,987,361	10,610,524	15,376,837	145%
Other	6,107,460	2,370,150	3,737,310	158%
Total Selling and Marketing	$61,510,343	$16,328,695	$45,181,648	277%

During the three months ended June 30, 2025, compared to the three months ended June 30, 2024, the increase in selling and marketing expenses was largely due to: 1) An increase in Angel Guild sales and marketing expenses of $26.1 million as a result of the promotion of the Angel Guild in an effort to increase memberships and 2) An increase in Theatrical sales and marketing expenses of $15.4 million as a result of larger theatrical box office releases and related spend during the three months ended June 30, 2025. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

Higher general and administrative costs of $5.2 million were primarily related to: 1) additional employee costs of $0.6 million during 2025 related to the support staff necessary to manage the continued and expected growth of the business, 2) additional option issuance costs of $1.6 million during 2025 due to an increase in options granted to employees and their related Black-Scholes value on the grant date and 3) additional 3rd party accounting and auditing services of $1.5 million as a result of the costs incurred from the anticipated Merger with Merger Sub.

The increase in legal expense of $1.4 million was largely a result of legal costs from the anticipated Merger with Merger Sub, offset by a decrease in legal costs associated with The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”) arbitration and estimated liabilities as a result of the arbitration during 2024. For more information, see “Part II—Other Information, Item 1. Legal Proceedings.”

Other Income and Expense

The increase of gain on digital assets of $6.7 million in 2025 is a result of measuring our digital assets at fair value at the end of each reporting period per Accounting Standards Update (“ASU”) No. 2023-08 and the value of bitcoin increasing during the three months

ended June 30, 2025.   During the three months ended June 30, 2024, we did not have any impairment losses or unrealized gains as the company had not yet adopted this standard.

The increase in interest expense of $1.8 million is related to a higher dollar amount of P&A and other notes entered into and outstanding during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, as can be seen on our condensed consolidated statements of cash flows.

The increase in interest income of $0.5 million is the result of higher cash balances during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The following represents our performance highlights for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024:

	For the six months ended June 30,		Change
	2025	2024	2025 vs. 2024
Revenues	$135,082,056	$45,364,632	$89,717,424	198%
Cost of revenues	46,766,587	23,701,627	23,064,960	97%
Selling and marketing	112,035,657	37,821,260	74,214,397	196%
General and administrative	17,205,979	9,913,236	7,292,743	74%
Research and development	7,115,168	8,033,936	(918,768)	(11)%
Legal expense	7,100,497	8,709,589	(1,609,092)	(18)%
Operating loss	(55,141,832)	(42,815,016)	(12,326,816)	29%
Net gain on digital assets	4,153,223	732,410	3,420,813	(550)%
Interest expense	(4,307,057)	(1,517,070)	(2,789,987)	184%
Interest income	2,532,891	1,826,501	706,390	39%
Impairment of investment in affiliates	(500,000)	—	(500,000)	100%
Loss before income tax benefit	(53,262,775)	(41,773,175)	(11,489,600)	28%
Income tax benefit	—	(4,403,068)	4,403,068	(100)%
Net loss	$(53,262,775)	$(37,370,107)	$(15,892,668)	43%

The following represents our revenue by type for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024:

	For the six months ended June 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$81,501,139	$12,239,312	$69,261,827	566%
Theatrical	40,307,838	12,876,923	27,430,915	213%
Content licensing	9,162,077	12,051,753	(2,889,676)	(24)%
Merchandise	2,070,674	2,612,373	(541,699)	(21)%
Pay it Forward	758,092	4,788,232	(4,030,140)	(84)%
Theatrical Pay it Forward	719,370	—	719,370	100%
Other	562,866	796,039	(233,173)	(29)%
Total Revenue	$135,082,056	$45,364,632	$89,717,424	198%

During the six months ended June 30, 2025, compared to the six months ended June 30, 2024, the increase in revenues was largely due to: 1) An increase in Angel Guild revenue by $69.3 million as a result of increased Angel Guild members from 0.2 million to 1.5 million paying Angel Guild members from June 30, 2024  to June 30, 2025 and 2) An increase in Theatrical revenue by $27.4 million as a result of larger theatrical box office releases in 2025.  This increase was offset by a decrease in: 1) Content licensing revenue, which decreased by $2.9 million as a result of large licensing deals being entered into for some of our 2023 theatrical releases in 2024, compared to smaller deals in 2025 as a result of smaller theatrical box office releases in 2024, and 2) Pay it Forward and Theatrical Pay it Forward revenue of $3.3 million, due to our focus transitioning away from Pay it Forward and focusing more on the Angel Guild.

Cost of Revenues

The following represents our cost of revenues by type for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024:

	For the six months ended June 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$16,050,699	$1,588,415	$14,462,284	910%
Theatrical	3,291,246	1,390,651	1,900,595	137%
Royalties	19,707,905	13,164,276	6,543,629	50%
Other	7,716,737	7,558,285	158,452	2%
Total Cost of Revenues	$46,766,587	$23,701,627	$23,064,960	97%

During the six months ended June 30, 2025, compared to the six months ended June 30, 2024, the increase in cost of revenues was largely due to: 1) an increase in Angel Guild cost of revenues by $14.5 million largely as a result of the increased transaction and app store fees of $7.7 million, an increased number of free movie tickets for premium Angel Guild members for Angel theatrical releases of $5.0 million, and other costs as a result of the increased number of Guild members, 2) an increase in theatrical cost of revenues of $1.9 million as a result of four films being released during the six months ended June 30, 2025 with only two films being released during the same period 2024, and 3) an increase in royalties of $6.5 million as a result of higher royalties earned by filmmakers as they get an allocation of net revenue generated by the films during the given period.

Selling and Marketing

The following represents our selling and marketing expenses by type for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024:

	For the six months ended June 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$64,715,522	$7,481,888	$57,233,634	765%
Theatrical	39,585,655	25,006,328	14,579,327	58%
Other	7,734,480	5,333,044	2,401,436	45%
Total Selling and Marketing	$112,035,657	$37,821,260	$74,214,397	196%

During the six months ended June 30, 2025, compared to the six months ended June 30, 2024, the increase in selling and marketing expenses was largely due to: 1) an increase in Angel Guild sales and marketing expenses of $57.2 million as a result of the promotion of the Angel Guild in an effort to increase memberships and 2) an increase in theatrical sales and marketing expenses of $14.6 million as a result of four box theatrical box office releases in 2025 compared to only two during this same period in 2024.  The main driver for the increase in other marketing was additional marketing staff needed to manage the continued and expected growth of the business. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

Higher general and administrative costs of $7.3 million were primarily related to: 1) additional employee costs of $0.9 million during 2025 related to the support staff necessary to manage the continued and expected growth of the business, 2) additional option issuance costs of $3.2 million during 2025 due to an increase in options granted to employees and their related Black-Scholes value on the grant date and 3) additional 3rd party accounting and auditing services of $1.5 million as a result of the costs incurred from the anticipated Merger with Merger Sub.

Lower research and development costs of $0.9 million was due to a decrease of $0.8 million in personnel related costs as we continue our focus on improving existing products, optimizing existing services, as well as developing new technology to better support the needs of our customers and partners.

The decrease in legal expense of $1.6 million was largely a result of a decrease in legal costs associated with The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”) arbitration and estimated liabilities as a result of the arbitration during 2024, which was offset by additional legal costs from the anticipated Merger with Merger Sub.  For more information, see “Part II—Other Information, Item 1. Legal Proceedings.”

Other Income and Expense

The increase in the gain on digital assets of $3.4 million in 2025 is a result of measuring our digital assets at fair value at the end of each reporting period per Accounting Standards Update (“ASU”) No. 2023-08 and the value of bitcoin increasing during the six months ended June 30, 2025.   During the six months ended June 30, 2024, we did not have any impairment losses or unrealized gains as the company had not yet adopted this standard.

The increase in interest expense of $2.8 million is related to a higher dollar amount of P&A and other notes entered into and outstanding during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, as can be seen on our condensed consolidated statements of cash flows.

The increase in interest income of $0.7 million is the result of higher cash balances during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	June 30, 2025	December 31, 2024	2025 vs. 2024
Cash and cash equivalents	$27,999,679	$7,211,826	$20,787,853	288%
Accrued settlement costs	4,235,312	4,371,971	(136,659)	(3)%
Loan guarantee payable	4,018,409	9,112,500	(5,094,091)	(56)%
Notes payable	35,410,149	11,455,940	23,954,209	209%

Cash and cash equivalents increased by $20.8 million in the six months ended June 30, 2025, primarily due to cash used in operating activities of $24.7 million and cash used in investing activities of $7.8 million, offset by cash provided by financing activities of $53.3 million.

To date, we have funded a significant portion of our operations through private and public offerings of our common stock and raise of money through notes payable. As of June 30, 2025, we had cash on hand of approximately $28.0 million. We have accrued settlement costs in the amount of $4.2 million, payable over thirty-seven remaining equal quarterly installments of $0.2 million. The expense was recorded at the present value of the obligation with an imputed interest rate of 10.0%. The short-term obligation related to these settlement costs as of June 30, 2025 was $0.3 million and the long-term portion is $3.9 million. Notes payable currently consists of 1) P&A notes in the amount of $13.9 million with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid within the next twelve months, 2) financing in the amount of $5.4 million, which is payable in quarterly installments of $0.7 million each, commencing February 15, 2025, with a maturity of February 15, 2027, and will be paid from a portion of the collections of our financing receivables, and 3) notes that are collateralized by our digital assets totaling $13.5 million, which are due between February 2026 and April 2026. From time to time, we might provide a third-party guarantee on certain loans between filmmakers and lenders to help finance their film or television series. As of June 30, 2025, we expect to repay the remaining $4.0 million loan guarantee balance and subsequently collect this amount, plus payments of $6.0 million we have already paid, from the filmmaker’s future earnings. As we continue to grow, we expect to raise additional funds to cover any shortfall in operating needs. We project that our existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from our membership base, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next twelve months.

Evaluation of Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the six months ended June 30, 2025, we incurred a net loss of approximately $53.3 million and used cash in operating activities of approximately $24.7 million. We have an accumulated deficit of approximately $137.2 million as of June 30, 2025. A significant portion of the net loss for the period ended June 30, 2025 was due to the continued marketing expenses to increase Angel Guild memberships. We anticipate that as we continue to grow the business, we will incur operating losses and use cash in operating activities during 2025 and into 2026.

We are working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases in 2025 and additional streaming agreements. We finance marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the six months ended June 30, 2025, we raised $8.3 million from Regulation A offerings and received $25.0 million from P&A loans, both of which were used for P&A in various theatrical releases during the year.  During the year ended 2024, we raised $0.0 million from Regulation A offerings and received $23.3 million from P&A loans. During the six months ended June 30, 2025, we paid $25.5 million for the repayments of P&A loans, including interest and paid $11.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended 2024, we paid $17.9 million for the repayments of P&A loans, including interest and paid $0.0 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, we have raised capital through the sale of our common stock, generating approximately $38.5 million of cash during the six months ended June 30, 2025 and we have grown from 0.6 million Angel Guild members, as of December 31, 2024, to 1.5 million Angel Guild members, as of June 30, 2025, generating approximately $101.1 million in cash from Angel Guild paid memberships during the six months ended June 30, 2025. From July 1, 2025, through the date of this Quarterly Report on Form 10-Q, we have generated an additional $7.9 million through the sale of our common stock. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and our common stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling our common stock on acceptable terms proves challenging, we can reduce our spend on marketing of the Angel Guild, which could materially affect our growth, our financial condition and/or our ability to continue as a going concern.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows used in operating activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

	For the six months ended June 30,
	2025	2024	Net Change
Net cash and cash equivalents used in operating activities	$(24,698,780)	$(29,161,290)	$4,462,510

Cash flows used in operating activities for the six months ended June 30, 2025 was $24.7 million compared to cash flows used in operating activities of $29.2 million for the six months ended June 30, 2024. Although 2025 has incurred a greater loss by $16.0 million, the cash used in operating activities decreased during 2025, compared to 2024, mainly due to the increase in deferred revenue from Angel Guild memberships, an increase in accrued royalty costs due to higher earnings to filmmakers (paid quarterly), and a reduction in licensing revenue with related receivables. These were offset by an increase in accounts receivable from theatrical releases in the second quarter of 2025.

Investing Activities. Cash flows provided by investing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

	For the six months ended June 30,
	2025	2024	Net Change
Purchases of property and equipment	$(118,942)	$(244,581)	$125,639
Issuance of notes receivable	(974,176)	(1,352,311)	378,135
Collections of notes receivable	440,643	1,688,769	(1,248,126)
Purchase of digital assets	—	(48,515)	48,515
Sale of digital assets	99,118	964,178	(865,060)
Purchase of content	(4,274,150)	(317,747)	(3,956,403)
Investments in affiliates	(2,982,032)	39,458	(3,021,490)
Net cash and cash equivalents provided by (used in) investing activities	$(7,809,539)	$729,251	$(8,538,790)

Cash flows used in investing activities for the six months ended June 30, 2025 was $7.8 million compared to cash flows provided by investing activities of $0.7 million for the six months ended June 30, 2024. The increase was largely due to the increase of purchasing of content, as well as increased cash spend for investments in affiliates. Both periods saw moderate activity in issuing and collecting repayments on notes receivable, with more collections during 2024 being the result of several of our filmmakers paying us back these notes receivables during this period (see “Notes to the Condensed Consolidated Financial Statements—Notes Receivable).

Financing Activities. Cash flows provided by financing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

	For the six months ended June 30,
	2025	2024	Net Change
Repayment of notes payable	$(24,338,861)	$(15,660,616)	$(8,678,245)
Repayment of loan guarantee	(6,000,000)	—	(6,000,000)
Receipt of notes payable	48,891,000	15,043,019	33,847,981
Repayment of accrued settlement costs	(136,660)	(123,807)	(12,853)
Exercise of stock options	190,733	224,167	(33,434)
Issuance of common stock	38,503,670	8,249,971	30,253,699
Contribution of equity in noncontrolling interests	8,731,422	—	8,731,422
Redemption of equity in noncontrolling interests	(11,750,000)	—	(11,750,000)
Fees related to issuance of common stock and minority interest	(398,660)	—	(398,660)
Repurchase of common stock	(132,940)	(113,894)	(19,046)
Debt financing fees	(263,532)	—	(263,532)
Net cash and cash equivalents provided by financing activities	$53,296,172	$7,618,840	$45,677,332

Cash flows provided by financing activities for the six months ended June 30, 2025 were $53.3 million compared to cash flows provided by financing activities of $7.6 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, we raised $38.5 million with issuance of our common stock, $8.7 million in equity from noncontrolling interests, and $48.9 million in notes payable.  These were offset by the repayment of $25.5 million for P&A related notes, a $11.8 million redemption paid for equity in noncontrolling interests and a $6.0 million payment related to a loan guarantee. During the 2024 period, we received $15.0 million for P&A related notes, $8.2 million with the issuance of common stock, and repaid $15.7 million for P&A related notes during the same period.

Trends and Key Factors Affecting Our Performance

Angel Guild

We launched the Angel Guild in the second quarter of 2023. Since that time the Angel Guild grew to 0.6 million Angel Guild members as of December 31, 2024 and approximately 1.5 million Angel Guild members as of June 30, 2025, accounting for 36.9% and 60.3% of our total revenue, respectively. We attribute the Angel Guild growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel Guild, marketing optimization and upselling to the Angel App user base.

Distribution and License Agreement

Our business does not currently generate revenue from distribution activities related to the content license agreement with The Chosen, dated October 18, 2022 (“Chosen Agreement”). For the three and six months ended June 30, 2024, revenue from distribution activities related to the Chosen Agreement has accounted for 8.3% and 11.7% of total revenue, respectively. There was no revenue from distribution activities related to the Chosen Agreement in 2025.

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the TV series “The Chosen,” and any future audiovisual productions derivatives thereof. On September 25, 2024, the arbitrator proceeding issued an award (“the Award”) granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and an allocable portion of its attorney fees, which have been accrued as of June 30, 2025. The Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

On October 25, 2024, we filed an appeal of the Award with an appellate panel of arbitrators (the “Panel”), as permitted under the arbitration provision of the Chosen Agreement. On June 13, 2025, the Panel upheld the Award and we intend to comply with its terms, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

On July 11, 2025, we entered into a settlement and release agreement with The Chosen for dismissal and mutual release of all pending matters. We settled all pending claims and liabilities as part of the Award in July 2025.

We have worked with other filmmakers that have generated a substantial amount of revenue for us. We are continuing to work with these filmmakers on new and exciting films and TV shows. However, there is no guarantee that we will be able to earn as much revenue from these new films and TV shows as we have from some of our more successful films and TV shows, including “The Chosen.”  If we are unable to successfully monetize other projects, this could have a material adverse impact on our business, results of operations and financial condition.

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

Angel Mobile and TV App Installs

We launched the Angel Mobile App in the fourth quarter of 2021 and the Angel TV App in the first quarter of 2022 (both, individually and collectively, an “Angel App”). Since that time, Angel App installs across all platforms grew to 59,877,979 installs as of December 31, 2024.  As of June 30, 2025, the Angel app has a total of 70,461,429 installs. We attribute the Angel App growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel App and marketing optimization.

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

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model or the Monte Carlo pricing model to estimate the value of employee stock options which require a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior, which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management’s estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in our stock-based compensation expense amounts in the future. The fair value of the Common Stock underlying the employee stock options is estimated using third party valuations, including market, income, and cost valuation approaches.

Other Estimates

See “Note 1” to the accompanying condensed consolidated financial statements included herein for further discussion.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of June 30, 2025, we had no outstanding variable rate indebtedness, and we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Our exposure to interest rate risk and foreign currency exchange rate changes is increasing but we do not believe it to be material under current accounting guidance.

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

Custodian Risk

Our digital assets are held with third-party custodians, NYDIG and BitGo, which we selected based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our digital assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The foregoing summary of certain provisions of the Reorganization Plan and related Disney Settlement Agreement are not complete and are subject to and qualified in their entirety by reference to the Reorganization Plan and Disney Settlement Agreement, copies of which can be found in our Current Report on Form 1-U filed on September 15, 2020, under “Item 2.1, Exhibits,” and the terms of which are incorporated by reference herein.

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

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement and seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the TV series “The Chosen” and any future audiovisual productions derivatives thereof. On September 25, 2024, the arbitrator proceeding issued the Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and an allocable portion of its attorney fees, which have been accrued as of June 30, 2025. The Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

On October 25, 2024, we filed an appeal of the Award with an appellate panel of arbitrators (the “Panel”), as permitted under the arbitration provision of the Chosen Agreement. On June 13, 2025, the Panel upheld the Award and we intend to comply with its terms, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

On July 11, 2025, we entered into a settlement and release agreement with The Chosen for dismissal and mutual release of all pending matters. We settled all pending claims and liabilities as part of the Award in July 2025.

Slingshot Litigation

As of June 30, 2025, the Company made certain payments totaling $2.5 million to acquire a stake in Slingshot USA, LLC (“Slingshot”).  In addition, the Company made a payment of $0.5 million for a non-refundable earnest money deposit to facilitate negotiations and acquire the majority stake in Slingshot USA, LLC. On March 11, 2025 we were served with a Complaint dated March 5, 2025 (the “Complaint”), which was filed by Slingshot USA, LLC (“Slingshot”) against us in Utah State Court in the Fourth Judicial District. The Complaint alleges that we breached a 2021 Content Distribution Agreement (“CDA”) with Slingshot, engaged in deceptive business practices and misled investors through non-compliant fundraising activities. On April 11, 2025, we filed a motion to strike, asking the court to dismiss several causes of action alleged by Slingshot. On April 25, 2025, Slingshot filed an amended complaint dropping the stricken causes of action. We intend to vigorously defend Slingshot’s lawsuit and its allegations. No estimates of the possible losses or range of losses can be made at this time.

As of June 30, 2025, the Company determined that it is unlikely they will recover the earnest money deposit.  Therefore, the Company has written off the $0.5 million the non-refundable earnest money deposit that is subject to litigation. The Company is assessing the ongoing financial obligations and risks associated with the litigation.

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

Risks Relating to Our Bitcoin Treasury Strategy and Holdings

Our bitcoin treasury strategy exposes us to various risks, including risks associated with bitcoin

Our bitcoin treasury strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $77,000 per bitcoin and above $122,000 per bitcoin on Coinbase during 2025. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.

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

The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, within the past several years:

●	in July 2025, President Trump signed into law the Guiding and Establishing National Innovation for US Stablecoins Act (“GENIUS Act”), establishing a legislative framework for the regulation of payment stablecoins and marking the first federal legislation for the regulation of digital assets in the U.S.;

●	in July 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), a comprehensive digital asset market structure and regulation bill. The CLARITY Act, and other digital asset market structure and regulation bills, remain under consideration and continue to evolve in the U.S. Senate;

●	in January 2025, President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries and on July 30, 2025, such working group published a report on strengthening American leadership in digital financial technology, which recommended several regulatory and legislative proposals to advance President Trump’s January 2025 executive order;

●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which will seek to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;

●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency; but has since dismissed its action against Binance Holdings Ltd. and dismissed its enforcement action against Coinbase, Inc.;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets;”

●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was dismissed with prejudice in May 2025, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of bitcoin and our ability to own or transfer bitcoin.

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

As of June 30, 2025, we had an accumulated deficit of approximately $137.2 million. During the six months ended June 30, 2025, we incurred a net loss of approximately $53.3 million and used cash in operating activities of approximately $24.7 million. Management is working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases in 2025 and additional streaming agreements. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and Common Stock. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.

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

As of June 30, 2025, the insurance that covers losses of our bitcoin holdings would cover the entire value of our bitcoin holdings in an isolated loss scenario where only our bitcoin holdings were affected. However, should the loss be more widespread, it is possible that only a small portion of our bitcoin holdings would ultimately be insured. There can also be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

The emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of June 30, 2025, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

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

As of June 30, 2025, the market value of our bitcoin holdings transferred to lenders as collateral was approximately $28.8 million. We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change. Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the United States, digital assets are subject to overlapping, uncertain and evolving regulatory requirements. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

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

Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was dismissed with prejudice in May 2025, the SEC or other regulatory agencies may initiate similar actions in the future. Since we expect the price of our Common Stock will be significantly affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between August 6, 2025 and August 12, 2025, we sold an aggregate of 102,548 shares of its Class C common stock to various purchasers. The price of the Class C Common Stock was $39.00 per share, for a total aggregate purchase price of $3,999,372.

The issuance of the Class C Common Stock was made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Each of the purchasers is an “accredited investor” as defined in Regulation D, and the sale of the Class C Common Stock was made without general solicitation or advertising. No commissions were paid in connection with the sale of these securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

5(a):

None.

5(b):

None.

5(c):

During the three months ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

10.9	Form of Escrow Agreement by and between North Capital Private Securities Corporation and Angel Studios, Inc., incorporated by reference to Exhibit 1.2 of the Company’s Form 1-A filed on June 20, 2024
10.10	Subscription Agreement, incorporated by reference to Exhibit 4.1 of the Company’s amended Form 1-A filed on August 9, 2024
10.11	P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated February 23, 2024, incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K filed on March 28, 2025.
10.12	Amendment to P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated December 1, 2024, incorporated by reference to Exhibit 10.12 of the Company’s form 10-K filed on March 28, 2025.
10.13	Subscription Agreement, incorporated by reference to Exhibit 4.1 of the Company’s amended Form 1-A filed on July 24, 2025.
10.14

Broker-Dealer - Onboarding Agent Agreement – Reg A+ Tier 2, by and between Rialto Markets LLC and Angel

Studios, Inc., effective June 16, 2025, incorporated by reference to Exhibit 1.1 of the Company’s Form 1-A filed on July 24, 2025

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGEL STUDIOS, INC.

DATE: August 13, 2025	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer
(Principal Executive Officer)

DATE: August 13, 2025	/s/ Scott Klossner
Scott Klossner
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)